Form 10-Q
period 2013-06-30
MILLENNIUM HEALTHCARE INC.
filed 2013-11-12
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Millennium Healthcare Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-55009	11-3229358
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

400 Garden City Plaza, Suite 440, Garden City, New York 11530

(Address of principal executive offices) (Zip code)

516-628-5500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on October 17, 2013 were 54,587,172.

1

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	JUNE 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$1,656	$127,149
Accounts receivable	1,632,557	1,187,726
Prepaid expenses	463,537	68,663
Total current assets	2,097,750	1,383,538

Fixed assets, net	460,193	531,165

OTHER ASSETS
Intangible assets, net	918,522	1,231,687
Goodwill	3,132,193	3,132,193
Total other assets	4,050,715	4,363,880

TOTAL ASSETS	$6,608,658	$6,278,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$632,233	$429,359
Preferred stock dividends payable	8,419	99,000
Current portion of notes payable, net of debt discounts and original issue discounts	1,138,807	576,000
Derivative liability	2,607,657	2,528,317
Liability for common stock to be issued	112,000	5,907,500
Total current liabilities	4,499,116	9,540,176

Notes payable, net of debt discounts of $975,460 and $532,193, and original issue discounts of $229,426 and $137,403, net of current portion	1,107	22,404

TOTAL LIABILITIES	4,500,223	9,562,580

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, respectively
Series A Preferred stock, $0.0001 par value, 200,000 and 100,000 shares issued and outstanding, respectively	20	10
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 and 110,000 shares issued and outstanding, respectively	-	11
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 126,280 and 0 shares issued and outstanding, respectively	13	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, respectively, 43,686,372 and 22,961,372 shares issued and outstanding, respectively	4,369	2,297
Additional paid in capital	39,751,370	33,440,848
Deferred compensation	(866,901)	(1,411,589)
Accumulated deficit	(36,780,436)	(35,315,574)
Total stockholders' equity (deficit)	2,108,435	(3,283,997)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,608,658	$6,278,583

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013	JUNE 30, 2012

REVENUE	$994,148	$684,087	$506,315	$336,324

COST OF REVENUES	-	-	-	-

GROSS PROFIT	994,148	684,087	506,315	336,324

OPERATING EXPENSES
Payroll, consulting and professional fees	1,677,546	786,865	1,076,201	343,291
Rent	106,625	54,979	61,132	23,889
General and administrative	576,752	312,099	361,074	132,068
Depreciation and amortization	384,137	379,708	192,068	190,989

Total operating expenses	2,745,060	1,533,651	1,690,475	690,237

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED	(1,750,912)	(849,564)	(1,184,160)	(353,913)
STOCK DIVIDENDS

OTHER INCOME (EXPENSE)
Interest expense	(1,371,471)	(3,848,840)	(182,996)	(446)
Amortization of debt discount	(456,733)	-	(283,641)	-
Fair value adjustment on derivative liability	2,180,312	-	1,732,212	-

Total other income (expense)	352,108	(3,848,840)	1,265,575	(446)

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(1,398,804)	(4,698,404)	81,415	(354,359)

Preferred stock dividends	(66,058)	(33,000)	(33,058)	(33,000)

NET INCOME (LOSS)	$(1,464,862)	$(4,731,404)	$48,357	$(387,359)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	40,092,173	18,871,320	43,318,790	19,069,122

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	57,600,373	25,471,320	60,826,990	25,669,122

NET EARNINGS (LOSS) PER SHARE - BASIC	$(0.037)	$(0.251)	$0.001	$(0.020)

NET EARNINGS (LOSS) PER SHARE - DILUTED	$(0.037)	$(0.251)	$0.001	$(0.020)

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND YEARS ENDED DECEMBER 31, 2012 AND 2011 (UNAUDITED)

	Series A		Series B		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2010	-	$-	-	$-	-	$-	7,846,622	$785	$15,816,432	$-	$(15,777,608)	$39,609

Shares issued in acquisition of Millennium Healthcare	100,000	10	-	-	-	-	7,000,000	700	4,479,300	-	-	4,480,010

Shares issued for cash	-	-	276,666	28	-	-	110,000	11	524,961	-	-	525,000

Shares issued for services rendered	-	-	-	-	-	-	150,000	15	209,985	-	-	210,000

Shares issued under agreements with consultants	-	-	-	-	-	-	662,500	66	1,093,059	(1,017,214)	-	75,911

Shares issued in acquisition of PTR	-	-	-	-	-	-	1,300,000	130	1,299,870	-	-	1,300,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,585,610)	(1,585,610)

Balance - December 31, 2011	100,000	10	276,666	28	-	-	17,069,122	1,707	23,423,607	(1,017,214)	(17,363,218)	5,044,920

Shares issued for cash	-	-	-	-	-	-	546,000	55	215,945	-	-	216,000

Shares issued for interest expense on note payable	-	-	-	-	-	-	30,000	3	41,997	-	-	42,000

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-	4,666,250	467	4,201,869	-	-	4,202,336

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	650,000	65	909,935	(638,750)	-	271,250

Conversion of Series B Preferred Stock for Series D Preferred Stock with additional proceeds	-	-	(276,666)	(28)	110,000	11	-	-	685,017	-	-	685,000

Issuance of cashless warrants in connection with Series D Preferred Stock	-	-	-	-	-	-	-	-	3,825,000	-	-	3,825,000

Beneficial conversion feature on note payable	-	-	-	-	-	-	-	-	137,478	-	-	137,478

Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	364,375	-	364,375

Deferred compensation for liability for stock to be issued	-	-	-	-	-	-	-	-	-	(120,000)	-	(120,000)

Net loss for the year ended December 31, 2012		-	-	-	-	-	-	-	-	-	(17,952,356)	(17,952,356)

Balance - December 31, 2012	100,000	10	-	-	110,000	11	22,961,372	2,297	33,440,848	(1,411,589)	(35,315,574)	(3,283,997)

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-	20,525,000	2,052	6,074,448	-	-	6,076,500

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	200,000	20	119,980	-	-	120,000

Cash paid for warrants in Ellis transaction	-	-	-	-	-	-	-	-	5,000	-	-	5,000

Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	544,688	-	544,688

Shares issued to founders	100,000	10	-	-	-	-	-	-	-	-	-	10

Shares issued of Series D Preferred Stock for accrued dividends	-	-	-	-	13,200	1	-	-	131,999	-	-	132,000

Conversion of Series D Preferred Stock for Series E Preferred Stock (Mezzanine (Temporary Equity)	-	-	-	-	(123,200)	(12)			(816,988)			(817,000)

Reversal of beneficial conversion feature	-	-	-	-	-	-	-	-	(137,478)	-	-	(137,478)

Warrants issued under consulting agreement	-	-	-	-	-	-	-	-	91,934	-	-	91,934

Net loss for the six months ended June 30, 2013		-	-	-	-	-	-	-	-	-	(1,464,862)	(1,464,862)

Balance - June 30, 2013	200,000	$20	-	$-	-	$-	43,686,372	$4,369	$38,909,743	$(866,901)	$(36,780,436)	$1,266,795

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2013	JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,464,862)	$(4,731,404)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation and amortization	384,137	379,708
Amortization of debt discount	456,733	-
Amortization of original issue discount	109,777	-
Fair value adjustment on derivative liability	(2,180,312)	-
Derivative liability on warrants	1,359,652	-
Fair value of warrants issued in Series D Preferred Stock transaction	-	3,825,000
Beneficial conversion feature on debt	(137,478)	-
Series D Preferred Shares issued for interest	-	22,500
Amortization of deferred compensation	544,688	199,688
Shares issued and liability for common shares to be issued for services rendered	401,000	140,000

Change in assets and liabilities
(Increase) in prepaid expenses	(302,940)	(62,863)
(Increase) decrease in accounts receivable	(444,831)	(431,707)
Increase in accounts payable and accrued expenses	202,884	86,579
Increase in preferred stock dividends payable	66,059	33,000
Total adjustments	459,369	4,191,905
Net cash (used in) operating activities	(1,005,493)	(539,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital expenditures	-	(44,623)
Net cash (used in) investing activities	-	(44,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	-	477,500
Proceeds received from purchase of warrants	5,000	-
Proceeds received from notes payable (including derivative liability)	1,003,000	50,000
Repayments of notes payable	(128,000)	-
Net cash provided by financing activities	880,000	527,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125,493)	(56,622)
\
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	127,149	84,348

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,656	$27,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,537	$894
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$5,970,500	$473,936
Issuance of preferred stock for liability of stock to be issued	$-	$185,000
Valuation of warrants for prepaid services	$91,934	$-
Conversion of Series D Preferred Stock for Series E Preferred Stock	$817,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

Millennium Healthcare Inc. (the “Company”), formerly Zen Holding Corp. was formed in the State of Delaware on July 28, 1994.

In July, 2008, the Company changed its name from Kirlin Holding Corp. to Zen Holding Corp. (“Zen”) with the sale of its Kirlin Securities Inc. subsidiary.

In July, 2010, the controlling interest in the Company changed and a new CEO was appointed.

The Company, prior to the acquisition of the net assets of Millennium Healthcare Solutions Inc. on June 14, 2011 along with Zen’s wholly-owned subsidiary, Greenleaf Management Corp., had been providing corporate strategy, operational analysis and advisory services to both public and private entities since 1999. These services include assistance with business plan enhancement, capital structure strategies and market development. The Company utilizes a network of independent professionals with extensive experience in legal, accounting and business development to introduce and assist on assignments based on scope and expertise needed.

On January 20, 2011, Zen has effectuated a reverse stock split of 1:16 to bring the total number of common shares issued from 125,543,406 shares to 7,846,622 shares.

On June 14, 2011, Zen entered into an asset purchase agreement with Millennium Healthcare Solutions Inc., whereby Zen purchased the net assets of Millennium Healthcare Solutions Inc. along with the net assets of their wholly-owned subsidiaries for 7,000,000 shares of common stock and 100,000 shares of preferred stock, series A.

Zen, then changed their name on June 16, 2011 to Millennium Healthcare Inc. Additionally, Zen ceased performing any services for their customers they had prior to the acquisition of Millennium Healthcare Solutions Inc.

Millennium Healthcare Inc. owns the following wholly-owned subsidiaries: Millennium Coding & Billing Inc. (which acquired Premier Technologies Resources in November 2011), Millennium Procomm Solutions Inc., Millennium Medical Devices LLC, Millennium Vascular Management Group of New Brunswick, LLC and Millennium Vascular Management Group of Staten Island LLC. In addition, Greenleaf Management Corp changed their name to Millennium Vascular Management Group Inc.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company is a healthcare medical device and healthcare support and services company. The Company, through its wholly-owned subsidiaries provides physician practice administration and support with a current focus on physician practices specializing in cardiovascular and vascular procedures. The Company also provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch. The Company also markets and distributes new, quality and revolutionary medical devices and equipment focused primarily on preventative care through early detection.

Medical Device Distribution

The Company’s medical equipment and device group focuses on strategic alliances and partnerships with medical device companies that provide innovative and revolutionary medical devices that utilize cutting edge technology, are cost effective and FDA approved. The devices that the Company plans to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. All of the products that the Company plans to distribute have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes.

On February 1, 2013, this group entered into an exclusive nationwide distribution agreement for an oral cancer biopsy test with CDx Diagnostics Inc. On May 1, 2013, this group entered into a distribution agreement with Atossa Genetics Inc. for a breast health test and collection kit. Also on May 1, 2013, the group signed an exclusive distribution agreement with Heart Smart Inc. for a heart health test and assessment device. On June 18, 2013 the group entered into an exclusive distribution agreement with eWellness Corporation for distance monitored physical therapy programs.

Distribution methods for the Company’s medical device and equipment business include entering into purchase, supply and distribution agreements with labs, manufacturers and/or distributors for specific products that the Company chooses to market and distribute. Once arrangements have been made to procure inventory for such products, all distribution and fulfillment will be completed by a national fulfillment company to facilitate the Company’s product support and distribution operations incorporating fulfillment, warehousing and distribution services.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Currently, the Company’s order fulfillment is handled by a contracted provider, with contract executed, awaiting inventory. In order to meet the Company’s high quality standards for product creation and development, current fulfillment providers are directed to purchase from approximately 10 primary vendors. They then assemble, pick, pack and fulfill orders for final delivery. These orders are received online, telephonically or by mail and digitally transmitted through the Company’s order fulfillment software.

Practice Support and Administration

Through the practice support and administration subsidiary, the Company offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. With extensive collective experience and a comprehensive suite of administration services and support, the Company assists the physician and the practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient. The Company develops and supports physician practices and locations specializing in the diagnosis and treatment of peripheral arterial disease (“PAD”) of the lower extremities.

The Company provides high quality, advanced medical procedure coding and medical procedure billing and collections. Services include all aspects of medical billing and collections along with medical diagnosis and procedure coding and training for ICD-10, electronic medical records implementation and support. Clinical Documentation Improvement (“CDI”) services include concurrent and retrospective CDI reviews, DRG validation services and secure remote and on-site medical procedure coding. The Company also specializes in providing services in handling call processes and message management for the medical and healthcare industries, the service and trade industries and the professional and business industries. High quality call answering and emergency dispatch services are provided with state of the art technology designed specifically to manage call, answering, messaging and paging services in a live, true call center environment.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

For the Company’s physician practice administration business, the Company seeks administrative service agreements with physicians and/or medical PCs for specific administration services. The distribution of administrative services contracted for will be completed and fulfilled by the Company’s employees, consultants and agents. The Company concentrates on back office and administration duties solely under the direction of the physician or medical PC.

All material intercompany transactions and balances have been eliminated in consolidation.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.

Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred net losses of $1,464,862 and $4,731,404 for the six months ended June 30, 2013 and 2012.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company commenced generating revenues from operations in 2011, and raised funds during 2012 from the sale of common stock in the amount of $216,000; the additional funding through preferred stock in the amount of $477,500; and through the issuance of various notes in the amount of $1,990,000. Despite the Company incurring losses in the six months ended June 30, 2013 of $1,464,862 and for the year ended December 31, 2012 of $17,952,356, the Company had losses of $413,416 for the six months ended June 30, 2013, and $888,899 for the year ended December 31, 2012 from operations that did not include the fair value of common stock issued for services rendered, under employment/consulting agreements and depreciation and amortization expenses. The Company has an accumulated deficit in the amount of $36,668,436 as of June 30, 2013, and had cash of $1,656.

The Company during 2011 commenced operations of their physician practice support and administration business for a Staten Island, NY location (which will be relocated to New York City in 2013), and in 2012 for a location in New Brunswick, NJ. The Company has planned securing the administration of additional physician practice locations in 2013, and in 2013, has entered into various agreements to become the nationwide distributor for an oral diagnostic biopsy test, as well as other medical testing in the area of breast cancer.

The lack of profitable operations through June 30, 2013 and cash flow deficits raise substantial doubt about the Company’s ability to continue as a going concern.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. Costs for renewals and betterments are capitalized. Gains or losses upon sale or retirement due to obsolescence are reflected in the operating results in the period the event occurs.

Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to bad debt expense and credit to accounts receivable. Management has determined that as of June 30, 2013, no allowance for doubtful accounts is necessary.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. During the six months ended June 30, 2013 and years ended December 31, 2012 and 2011, the Company did not impair any long-lived assets including goodwill and other intangible assets.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Revenue Recognition

The Company will generate revenue from sales as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company provides healthcare support services which are recognized when the services have been rendered. The management, administration and support services are rendered to healthcare centers and physician practices. Millennium Vascular Management companies offer practice management and administrative services to physicians who specialize in Peripheral Arterial Disease (PAD) under physician employment agreements with medical PCs that are under management and administrative services agreements. These management companies are not in themselves providers of direct or indirect medical services or treatments to patients. The management companies’ business models are designed to offer services and support to contracted medical practices which provide medical treatment to patients. Practice management and administrative services typically include operations management, IT support, billing and collections, credentialing and coding, and other support functions. Management fees generated from providing practice management and administrative services to physician practices are recognized as earned typically based upon cash collections generated by the practices. The Company can negotiate these management fees every six months.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The following is a reconciliation of the computation for basic and diluted EPS:

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

	June 30,	June 30,
	2013	2012
	(unaudited)	(unaudited)

Net (loss)	$(1,464,862)	$(4,731,404)

Weighted-average common shares outstanding (Basic)	40,092,173	18,871,320

Weighted-average common stock Equivalents
Convertible note	-	-
Preferred stock	8,208,200	3,300,000
Warrants	9,300,000	3,300,000

Weighted-average common shares outstanding (Diluted)	57,600,373	25,471,320

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2013, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

The Company has performed a review of its material tax positions. During the periods ended June 30, 2013 and 2012, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill and Other Intangible Assets—Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment” (“ASC 360”).

Goodwill impairment is tested at least annually or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and margins multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

Upon performing an evaluation at December 31, 2012, Management determined that none of the goodwill has been impaired.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended November 30, 2008. The adoption of this principle had no effect on the Company’s operations.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of June 30, 2013 and for the six months ended June 30, 2013 and 2012, the Company operates in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief financial officer (“CFO”).

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information (Continued)

The CFO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations.

June 30, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$76,448	$-	$917,700	$-	$994,148

Total Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	76,448	-	917,700	-	994,148

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	138,451	136,845	541,618	1,610,067	2,426,981
Depreciation and Amortization	155,677	-	2,192	226,268	384,137
Other (Income) Loss	-	-	1,196	(353,304)	(352,108)

Net Income (Loss) Applicable to Common Shares	$(217,680)	$(136,845)	$372,694	$(1,483,031)	$(1,464,862)

Segmented Fixed Assets
Fixed Assets	$362,321	$-	$19,170	$78,702	$460,193
Intangible Assets	280,500	-	-	638,022	918,522
Goodwill	267,141	-	4,700	2,860,352	3,132,193

Total Assets	$909,962	$-	$23,870	$3,577,076	$4,510,908

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information (Continued)

June 30, 2012	Coding	Device		Vascular	Corporate	Total

Segmented Operating Revenues	$133,587		$-	$520,000	$30,500	$684,087

Total Cost of Revenues	-		-	-	-	-

Gross Profit (Loss)	133,587		-	520,000	30,500	684,087

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	205,051		-	246,297	735,595	1,186,943
Depreciation and Amortization	155,677		-	108	223,923	379,708
Other (Income) Loss	894			52	3,847,894	3,848,840

Net Income (Loss) Applicable to Common Shares	$(228,035)	$	(-)	$273,543	$(4,776,912)	$(4,731,404)

Segmented Fixed Assets
Fixed Assets	$469,676		$-	$968	$101,136	$571,780
Intangible Assets	484,500		-	-	1,059,721	1,544,221
Goodwill	267,141		-	4,700	2,860,352	3,132,193

Total Assets	$1,221,317		$-	$5,668	$4,021,209	$5,248,194

Fair Value Measurements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights.

The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2013 (Unaudited) and December 31, 2012 were as follows:

		(Unaudited)
	Estimated
	Useful	June 30,	December 31,
	Lives (Years)	2013	2012
Computer equipment	5	$588,857	$588,857
Software	3	34,180	34,180
Telephone	5	1,400	1,400
Furniture and fixtures	5	68,817	68,817
		693,254	693,254
Less: accumulated depreciation		233,061	162,089
Fixed assets, net		$460,193	$531,165

There was $71,604 and $67,175 charged to operations for depreciation expense for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4-	INTANGIBLE ASSETS

Intangible assets as of June 30, 2013 (Unaudited) and December 31, 2012 were as follows:

		(Unaudited)
	Estimated Useful	June 30,	December 31,
	Lives (Years)	2013	2012
Website	3	$3,500	$3,500
Patents	10	335,000	335,000
Customer Lists	3	1,771,200	1,771,200
		2,109,700	2,109,700
Less: accumulated amortization		1,191,178	878,013
Intangible assets, net		$918,522	$1,231,687

There was $312,533 and $312,533 charged to operations for amortization expense for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5-	ACQUISITIONS

a)	Millennium Healthcare Solutions Inc.

Effective June 14, 2011, Zen acquired the net assets of Millennium Healthcare Solutions Inc. for 7,000,000 shares of common stock and 100,000 shares of preferred stock, Series A. The value of these shares was $4,480,010.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 5-	ACQUISITIONS (CONTINUED)

a)	Millennium Healthcare Solutions Inc. (Continued)

The Company acquired the assets as noted below in consideration of the shares. Based on the fair values at the effective date of acquisition the purchase price was allocated as follows:

Net Assets Purchased
Computer equipment	$30,000
Software	34,180
Telephones	1,400
Furniture and fixtures	17,500
Websites	3,500
Patents	335,000
Customer lists	1,159,200
Cash	5,983
Prepaid expenses	10,400
Accounts receivable	60,333
Accounts payable	(36,038)
Goodwill	2,858,552

Purchase Price	$4,480,010

The goodwill will not be amortized but it will be tested annually for impairment. Goodwill in connection with this acquisition is stated at $2,858,552 in the books and records of the Company and is tax deductible.

b)	Premier Technology Resources LLC

Effective November 10, 2011, the Company’s subsidiary, Millennium Coding & Billing Inc. acquired the membership interests of Premier Technology Resources LLC for $140,000 and 1,300,000 shares of common stock. The value of this transaction was $1,440,000.

The Company acquired the following assets and liabilities as noted below in consideration of the cash and shares. Based on the fair values at the effective date of acquisition the purchase price was allocated as follows:

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 5-	ACQUISITIONS (CONTINUED)

b)	Premier Technology Resources LLC (Continued)

Net Assets Purchased
Cash	$3,675
Accounts receivable	29,569
Computers	535,435
Furniture and fixtures	1,337
Customer lists	612,000
Accounts payable	(9,157)
Goodwill	267,141

Purchase Price	$1,440,000

The goodwill will not be amortized but it will be tested annually for impairment. Goodwill in connection with this acquisition is stated at $267,141 in the books and records of the Company and is tax deductible.

NOTE 6-	LINE OF CREDIT/PREFERRED STOCK - SERIES B, SERIES D AND SERIES E

On June 18, 2011, the Company entered into a Line of Credit Agreement (the “Line of Credit”) with Aquafina Design LLC, a non-related third party (“Aquafina”). In accordance with the agreement, Aquafina is to make available funds upon request up to an aggregate of $500,000.

The Line of Credit was available from June 18, 2011 through September 30, 2011. During this time period, the Company drew down a total of $415,000. There were no interest charges due on the amounts outstanding through December 31, 2011.

Additionally, Aquafina is to be issued 2,000,000 cashless warrants on a pro rata basis based on draw downs of the Line of Credit. The warrants have a strike price of $0.25 per share and expire June 17, 2013.

The Company valued the warrants to Aquafina in accordance with the agreement based on the $415,000 raised in the Line of Credit as a discount on the note of $361,382. In addition, the Company recorded a beneficial conversion feature in the amount of $112,382, and recorded this as a derivative liability. The amount of the discount was fully amortized in November 2011 upon issuance of the warrants, and reclassification of the Line of Credit to Preferred Stock, and the derivative liability was reclassified to equity upon issuance of the warrants.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 6-	LINE OF CREDIT/PREFERRED STOCK - SERIES B, SERIES D AND SERIES E (CONTINUED)

On October 25, 2011, the Line of Credit was converted to Series B Convertible Preferred Stock. The conversion price of the preferred stock was $1.50 per share at any time after January 1, 2012. A total of 276,667 shares of Series B Preferred Stock were issued in this transaction. The Preferred Stock will carry an annual interest rate of 8% paid quarterly within 15 days of the quarter end commencing with the quarter beginning July 1, 2012.

On November 25, 2011, the Company approved the issuance of 1,714,285 shares of common stock in the exercise of the warrants to Aquafina in accordance with the agreement based on the $415,000 raised in the Line of Credit. The interest expense associated with these warrants was recorded in 2011 of $473,936 as a liability for stock to be issued as the shares were not issued until 2012. Additionally, a total of 2,000,000 shares were issued. The Company is not expecting to receive the difference back.

On December 30, 2011, Aquafina provided an additional $185,000 to the Company, and the Company was to cancel the 276,667 shares of Series B Preferred Stock and issue 60,000 shares of Series C Preferred Stock. The Series C Preferred Stock was to convert at $10.00 per share, and convert each share of Series C Preferred Stock into 30 shares of common stock and provide for an annual dividend of $1.20 per share per year. The paperwork was not filed with the State of Delaware on December 30, 2011. The Company further filed a Certificate of Designation in April 2012 for Series D Preferred Stock, replacing all proposed Series C Preferred Stock, with the same terms as noted herein.

From the period January 1, 2012 through March 31, 2012, Aquafina invested an additional $477,500. Those proceeds along with the accrued interest of $22,500 on what was to be the issued Series C Preferred Stock, which ended up as liability for Preferred Stock to be issued, now brings the total invested proceeds to $1,100,000. As a result of the additional proceeds, the Company amended the certificate of designation to authorize a Series D Preferred Stock. The Series D Preferred Stock has the same terms of what was to be the Series C Preferred Stock, and the Company issued 110,000 shares of the Series D Preferred Stock on March 30, 2012. Additionally, the $185,000 liability for preferred stock to be issued was also satisfied upon the issuance of the Series D Preferred Stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 6-	LINE OF CREDIT/PREFERRED STOCK - SERIES B, SERIES D AND SERIES E (CONTINUED)

The only addition was that for each Series D Preferred Share, the Company issued a detachable cashless warrant that will give the holder (Aquafina) the right to purchase on a cashless basis 30 common shares (a total of 3,300,000 common stock warrants) at $0.50 per preferred share expiring in 2 years (April 1, 2014). The warrant has been valued at $3,825,000 and recorded as additional paid in capital. In addition, the Company is to pay a quarterly dividend in the amount of $33,000 ($0.30 per share per quarter) commencing April 1, 2012. No dividends had been paid through March 31, 2013, therefore the Company accrued $132,000 as of March 31, 2013. These accrued dividends have been paid through the issuance of 13,200 shares of Series D Preferred Stock in April 2013. In addition, 3,080 shares of Series D Preferred Stock were issued as payment for accrued dividends for April and May 2013 of $24,640. The total of 126,280 shares of Series D Preferred Stock were exchanged for 126,280 shares of Series E Preferred Stock.

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock for the month of June 2013. The accrued dividends for June 2013 were $8,419.

NOTE 7-	NOTES PAYABLE

Demand Notes

One of the notes, original amount borrowed of $111,000 bears interest at the rate of 18% per annum. The Company has paid no interest on this note through June 30, 2013, and the total of $16,006 of interest expense has been accrued as of June 30, 2013. The Company repaid $43,000 of this note through June 30, 2013. The entire balance due of $68,000 is reflected in the current portion of notes payable. Interest expense of $6,105 and $395 on this note has been charged for the six months ended June 30, 2013 and 2012, respectively.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Demand Notes (Continued)

The Company borrowed from an entity at various times during 2012 in the amount of $210,000. The notes, which do not bear interest, are short-term in nature and are to be repaid upon future financings. The Company was to issue shares of common stock to the lender until the notes were fully repaid, however the parties agreed to have repayment done upon completion of a larger funding to the Company.

The Company did issue 30,000 shares of common stock to pay $42,000 (value of $1.40 per share) of interest for the remaining outstanding balance due for the life of the notes. In addition, the Company repaid $80,000 during 2012. The remaining balance outstanding as of June 30, 2013 is $130,000.

Another demand note of $24,000 was fully repaid in 2012. This was a short-term advance as well. There was no interest incurred on this note, as it was repaid within the week.

The Company borrowed from an individual at various times during 2013 in the amount of $103,000. These amounts bear interest at an annual rate of 5% per annum. The Company has accrued $782 in interest for the six months ended June 30, 2013. An additional $4,500 was funded July 3, 2013. These amounts are short-term in nature and are considered current liabilities.

Promissory Note – TCA

The Company entered into a Promissory Note with TCA Global Credit Master Fund, L.P. in the amount of $375,000 as of September 24, 2012. The note matures September 24, 2013 and bears interest at the rate of 12% per annum. The Company in accordance with the payment schedule was to make two payments of interest only and then ten payments of $39,593 including interest with the final payment being made on September 24, 2013.

The Company made the two required interest payments in October and November 2012, however, the first payment of $39,593 to be made in December 2012 was not made until February 2013, and no further payments have been made. As a result of the Company’s non-payment of the monthly amount in a timely fashion, a default was triggered. The default interest rate is 18% per annum which is charged from the default date through June 6, 2013, the date in which the default was cured when the Company paid the entire overdue amount and TCA Global Credit Master Fund, L.P. issued notice that the Company was current.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Promissory Note – TCA (Continued)

In addition, at the time the note was considered to be in default, the promissory note became a convertible note into common stock at a price equal to: (i) the conversion amount divided by (ii) 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to the conversion date. In accordance with the agreements, the Company had previously recognized a beneficial conversion feature of $137,478 as of December 31, 2012, which was reduced to $102,941 as of March 31, 2013, and reduced to $0 as of June 30, 2013.

As stated, the Company cured the default on June 6, 2013 with a payment of $99,829, of which $10,672 represented past due and accrued interest, and $89,157 represented principal. The payment brought the Promissory Note balance to $250,000, which is the balance due at June 30, 2013. Additionally, the Company entered into a Replacement, Amended and Restated Promissory Note (“Amended Note”) with TCA for the $250,000 on July 9, 2013. This Amended Note matures on December 15, 2013, and the Amended Note reflects revised payment terms, and an interest rate at 12% per annum, along with default rates should the Company have an event that results in an event of default under this Amended Note. The $10,672 payment of interest represented the full interest due and no interest is accrued as of June 30, 2013. Interest will commence again effective July 9, 2013 when the Amended Note is in effect.

Concurrent with the Amended Note, the Company is required to issue to the noteholder 415,800 shares of common stock as part of the settlement resulting in the Amended Note. The value of the stock at July 9, 2013 was $0.50 per share or $207,900. The modifications made to the debt instruments, did constitute a material modification under ASC 470-50. As a result, the Company will record the value of the shares as a loss on extinguishment of debt in the consolidated statements of operations during the quarter ending September 30, 2013.

The entire balance of $250,000 remains outstanding as a current liability as of June 30, 2013. In addition, interest expense for the six months ended June 30, 2013 was $23,929, and accrued interest at June 30, 2013 is $0.

Original Issue Discount Promissory Note – Platinum

The Company entered into a Promissory Note with Platinum Partners Credit Opportunity Master Fund, L.P. (“Platinum”) in the amount of $630,000 on December 7, 2012. The note matures thirteen months later on January 7, 2014. The Company received cash proceeds of $500,000, and the excess of $130,000 is the original issue discount and is amortized over the thirteen month life of the note.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Original Issue Discount Promissory Note – Platinum (Continued)

Along with the note, the Company issued two classes of warrants to Platinum. The Company issued 1,000,000 Series A Warrants with an exercise price of $0.50, and 1,000,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $2,376,683, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $500,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $203,134, and the amortization of the original issue discount for the six months ended June 30, 2013 was $52,815.

The entire amount of $630,000 less the unamortized debt discount of $280,678 and the unamortized original issue discount of $72,976 or $276,346 is presented as a current liability on the consolidated balance sheet at June 30, 2013.

Original Issue Discount Promissory Note – Zucker

The Company entered into a Promissory Note with Daniel Zucker (“Zucker”) in the amount of $62,000 on December 19, 2012. The note matures thirteen months later on January 19, 2014. The Company received cash proceeds of $50,000, and the excess of $12,000 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Zucker. The Company issued 100,000 Series A Warrants with an exercise price of $0.50, and 100,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Original Issue Discount Promissory Note – Zucker

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $179,760, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $50,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $20,313, and the amortization of the original issue discount for the six months ended June 30, 2013 was $4,875.

The entire amount of $62,000 less the unamortized debt discount of $28,068 and the unamortized original issue discount of $6,736 or $27,196 is presented as a current liability on the consolidated balance sheet at June 30, 2013.

Original Issue Discount Promissory Note – JSDC

The Company entered into a Promissory Note with JSDC, Inc. (“JSDC”) in the amount of $62,500 on January 25, 2013. The note matures thirteen months later on February 25, 2014. The Company received cash proceeds of $50,000, and the excess of $12,500 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to JSDC. The Company issued 100,000 Series A Warrants with an exercise price of $0.50, and 100,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $159,880, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $50,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Original Issue Discount Promissory Note – JSDC (Continued)

The amortization of the debt discount for the six months ended June 30, 2013 was $18,103, and the amortization of the original issue discount for the six months ended June 30, 2013 was $4,526.

The entire amount of $62,500 less the unamortized debt discount of $31,897 and the unamortized original issue discount of $7,974 or $22,629 is recorded as a current liability at June 30, 2013.

Original Issue Discount Promissory Note – Tompkins

The Company entered into a Promissory Note with Mark Tompkins (“Tompkins”) in the amount of $62,500 on January 29, 2013. The note matures thirteen months later on February 29, 2014. The Company received cash proceeds of $50,000, and the excess of $12,500 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Tompkins. The Company issued 100,000 Series A Warrants with an exercise price of $0.50, and 100,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $153,590, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $50,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $18,103, and the amortization of the original issue discount for the six months ended June 30, 2013 was $4,526.

The entire amount of $62,500 less the unamortized debt discount of $31,897 and the unamortized original issue discount of $7,974 or $22,629 is recorded as a current liability at June 30, 2013.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Zorse Note Agreement

The Company entered into a Promissory Note with Brett Zorse (“Zorse”) in the amount of $20,000 on February 11, 2013. The note matures thirteen months later on March 11, 2014. The Company received cash proceeds of $20,000.

Along with the note, the Company issued two classes of warrants to Zorse. The Company issued 40,000 Series A Warrants with an exercise price of $0.50, and 40,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $51,960, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $20,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $6,494.

The entire amount of $20,000 less the unamortized debt discount of $13,506 or $6,494 is recorded as a current liability at June 30, 2013. Interest expense for the six months ended June 30, 2013 and accrued at June 30, 2013 is $1,381.

Original Issue Discount Promissory Note – Ellis

The Company entered into a Promissory Note with Ellis International Ltd. (“Ellis”) in the amount of $630,000 on February 21, 2013. The note matures thirteen months later on March 25, 2014. The Company received cash proceeds of $500,000, and the excess of $130,000 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Ellis. The Company issued 1,000,000 Series A Warrants with an exercise price of $0.50, and 1,000,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Original Issue Discount Promissory Note – Ellis (Continued)

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $1,219,000, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $500,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $153,033, and the amortization of the original issue discount for the six months ended June 30, 2013 was $39,789.

The entire amount of $630,000 less the unamortized debt discount of $346,967 and the unamortized original issue discount of $90,211 or $192,822 is recorded as a current liability at June 30, 2013.

The Company paid $45,500 in legal fees out of closing on this note in conjunction with the preparation of documents.

Herskowitz Note Agreement

The Company entered into a Promissory Note with Robert Herskowitz (“Herskowitz”) in the amount of $100,000 on March 15, 2013. The note matures thirteen months later on April 15, 2014. The Company received cash proceeds of $100,000, and the note bears interest at eighteen percent (18%) per annum.

Along with the note, the Company issued two classes of warrants to Herskowitz. The Company issued 200,000 Series A Warrants with an exercise price of $0.50, and 200,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $295,260, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Herskowitz Note Agreement (Continued)

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $100,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $25,068.

The entire amount of $100,000 less the unamortized debt discount of $74,932 or $25,068 is reflected as a current liability at June 30, 2013. Interest expense for the six months ended June 30, 2013 and accrued at June 30, 2013 is $5,326.

Original Issue Discount Promissory Note – Shir, Schnitman and Lipkowitz

The Company entered into Promissory Notes with Anatoliy Shir, Saar Schnitman and Jeffrey Lipkowitz (“Shir et al”) in the amount of $37,800 on May 21, 2013. The note matures thirteen months later on June 21, 2014. The Company received cash proceeds of $30,000, and the excess of $7,800 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Shir et al. The Company issued 60,000 Series A Warrants with an exercise price of $0.50, and 60,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $55,162, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $50,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $2,820, and the amortization of the original issue discount for the six months ended June 30, 2013 was $733.

The entire amount of $37,800 less the unamortized debt discount of $27,180 and the unamortized original issue discount of $7,067 or $3,553 is recorded as a current liability at June 30, 2013.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Original Issue Discount Promissory Note – Omni View Capital LLC

The Company entered into a Promissory Note with Omni View Capital LLC (“Omni View”) in the amount of $157,500 on May 31, 2013. The note matures thirteen months later on June 30, 2014. The Company received cash proceeds of $125,000, and the excess of $32,500 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Omni View. The Company issued 250,000 Series A Warrants with an exercise price of $0.50, and 250,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $279,830, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $125,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $8,786, and the amortization of the original issue discount for the six months ended June 30, 2013 was $2,284.

The entire amount of $157,500 less the unamortized debt discount of $116,214 and the unamortized original issue discount of $30,216 or $11,070 is recorded as a current liability at June 30, 2013.

Original Issue Discount Promissory Note – Goldberg

The Company entered into a Promissory Note with Michael Goldberg (“Goldberg”) in the amount of $31,500 on June 18, 2013. The note matures thirteen months later on July 18, 2014. The Company received cash proceeds of $25,000, and the excess of $6,500 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Goldberg. The Company issued 50,000 Series A Warrants with an exercise price of $0.50, and 50,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7-	NOTES PAYABLE (CONTINUED)

Original Issue Discount Promissory Note – Goldberg (Continued)

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $44,970, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $25,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount for the six months ended June 30, 2013 was $878, and the amortization of the original issue discount for the six months ended June 30, 2013 was $228.

The entire amount of $31,500 less the unamortized debt discount of $24,122 and the unamortized original issue discount of $6,271 or $1,107 is recorded as a long-term liability at June 30, 2013.

Derivative Liability

The derivative liability is comprised of the initial fair value on the warrants issued with respect to the notes payable of $4,816,095, which as of June 30, 2013 changed to $2,607,657, a fair value adjustment of $2,208,438 ($28,126 for year ended December 31, 2012 and $2,108,312 for the six months ended June 30, 2013).

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 4 separate series’ of preferred stock.

June 30, 2013

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Conversion to Common Stock
Series “A" (1)	June 14, 2011	June 2011	200,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	126,280	$.0001	65:1

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 100,000 to the officers of Millennium Healthcare Inc.

(2) Issued to Aquafina in conversion of the Line of Credit. There are no shares issued as of December 31, 2012.

(3) Issued to Aquafina in conversion of the Series B Preferred Stock and additional funds provided.

(4) Issued to Aquafina in conversion of the Series D Preferred Stock.

On December 17, 2012, the Company increased their authorized preferred stock from 1,000,000 shares to 5,000,000 shares.

As of December 31, 2011, the Company has issued 100,000 shares of the Series A Preferred Stock. These shares are non-convertible, and have super voting rights of 200 to 1 versus the Common Stock. In April 2013, the Company issued an additional 100,000 shares of Series A Preferred Stock.

There were 276,667 shares of Series B Preferred Stock issued and outstanding at December 31, 2011. These had a value of $415,000 ($1.50 per share), which represented the proceeds received by Aquafina during 2011. In addition, there was $185,000 of proceeds received in 2011 that were recorded as a liability for preferred stock to be issued. These were to be in the form of Series C Preferred Stock which was to be convertible into common stock anytime after January 1, 2013 at the rate of 30 common shares for each preferred share (Series C). If the Company files a Registration Statement for any reason, piggy-back registration rights will be attached to the underlying common stock at no cost to the shareholder.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock (Continued)

The Series C Preferred Stock was never designated, and the Company further filed a Certificate of Designation for Series D Preferred Stock.

From the period January 1, 2012 through March 31, 2012, Aquafina invested an additional $477,500. Those proceeds along with the accrued interest of $22,500 on what was to be the issued Series C Preferred Stock, which ended up as liability for Preferred Stock to be issued, now brings the total invested proceeds to $1,100,000. As a result of the additional proceeds, the Company amended the certificate of designation to authorize a Series D Preferred Stock.

The Series D Preferred Stock has the same terms of what was to be the Series C Preferred Stock, and the Company issued 110,000 shares of the Series D Preferred Stock on March 30, 2012. Additionally, the $185,000 liability for preferred stock to be issued was also satisfied upon the issuance of the Series D Preferred Stock.

The only addition was that for each Series D Preferred Share, the Company issued a detachable cashless warrant that will give the holder (Aquafina) the right to purchase on a cashless basis 30 common shares (a total of 3,300,000 common stock warrants) at $0.50 per preferred share expiring in 2 years (April 1, 2014). The warrant has been valued at $3,825,000 and recorded as additional paid in capital. In addition, the Company is to pay a quarterly dividend in the amount of $33,000 ($0.30 per share per quarter) commencing April 1, 2012. No dividends had been paid through March 31, 2013, therefore the Company accrued $132,000 as of March 31, 2013. Dividends can be paid in the form of additional shares of Series D Preferred Stock or cash. In April 2013, the Company issued 13,200 shares of Series D Preferred Stock as payment for accrued dividends of $132,000 (through March 31, 2013). These accrued dividends have been paid through the issuance of 13,200 shares of Series D Preferred Stock in April 2013. In addition, 3,080 shares of Series D Preferred Stock were issued as payment for accrued dividends for April and May 2013 of $24,640. The total of 126,280 shares of Series D Preferred Stock were exchanged for 126,280 shares of Series E Preferred Stock.

The Series D Preferred Stock was redeemable at $11.50 per share at any time after September 1, 2012 by either party provided the Company has achieved any one of the following: a) accumulated pre-tax profits in excess of $2,000,000 on or after April 1, 2012; b) Company raising in excess of $2,000,000 equity capital on a cumulative basis on or after April 1, 2012; and c) Company reporting quarterly revenue in any quarter on or after April 1, 2012 in excess of $5,000,000. None of these conditions had been satisfied through the period ended May 31, 2013, just prior to the cancellation of these shares and re-issuance as Series E Preferred Stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock (Continued)

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock for the month of June 2013. The accrued dividends for June 2013 were $8,419.

The Series E Preferred Stock shall have a stated value at $10.00 per share and rank: (i) junior to the Company’s Series A Preferred Stock, and any class or series of capital stock created after June 1, 2013 created specifically ranking by its terms senior to the Series E Preferred Stock; (ii) senior to all of the Company’s common stock; (iii) senior to any class or series of capital stock created after June 1, 2013 that does not specifically rank by its terms senior to or on parity with the Series E Preferred Stock; and (iv) on parity with any class or series of capital stock of the Company specifically ranking by its terms on parity with the Series E Preferred Stock in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Common Stock

The Company on December 17, 2012 increased the authorized shares of common stock to 200,000,000 shares. The par value of each series of stock is $0.0001.

As of December 31, 2010, the Company has 125,543,406 shares of common stock issued and outstanding.

On January 20, 2011, the Company affected a 1 for 16 reverse stock split. The Company also reduced the authorized common shares down to 34,000,000. The result of the reverse stock split brought the issued and outstanding common shares down to 7,846,622.

In January 2012, the Company issued 2,000,000 shares of stock to Acquafina valued at $473,936. These shares were accrued in 2011 as a liability for common shares to be issued.

In October 2012, the Company issued 2,481,250 shares to advisory board members and consultants and employees under agreements. The value of these shares is $3,471,250. Of this amount, $910,000 was issued for deferred compensation. The amortization for the deferred compensation for 2012 was $635,625.

In October 2012, the Company issued 546,000 shares of common stock for cash of $216,000.

In October 2012, the Company issued 30,000 shares of common stock for payment of interest on a note payable of $42,000.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In December 2012, the Company issued 185,000 shares of common stock for legal services valued at $257,150.

The Company issued 20,175,000 shares of common stock in January and February 2013, for services rendered. The common stock has been valued at $5,907,500, of which $120,000 represents deferred compensation. All of these services have occurred in 2012, and therefore had been accrued by the Company as a liability for common stock to be issued in the consolidated balance sheet at December 31, 2012.

On May 2, 2013, the Company issued 100,000 shares of common stock for services rendered to a professional services firm valued at $64,000 ($0.64 per share).

On June 3, 2013, the Company issued 250,000 shares of common stock to a consultant for services rendered valued at $135,000 ($0.54 per share).

On June 13, 2013, the Company issued 200,000 shares of common stock to a consulting company for services rendered valued at $90,000 ($0.45 per share).

As of June 30, 2013, the Company has 43,686,372 shares of common stock issued and outstanding. The Company also issued 200,000 shares of stock on July 9, 2013 that were for services rendered in the six months ended June 30, 2013 and these have been accrued as a liability for stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

During the year ended December 31, 2012 and six months ended June 30, 2013, the Company issued total of 9,300,000 warrants. All of the warrants are vested and remain outstanding. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
3,300,000	$0.50	3/30/2012	2 years
1,000,000	$0.50	12/7/2012	5 years
1,000,000	$1.00	12/7/2012	5 years
100,000	$0.50	12/19/2012	5 years
100,000	$1.00	12/19/2012	5 years
100,000	$0.50	1/25/2013	5 years
100,000	$1.00	1/25/2013	5 years
100,000	$0.50	1/29/2013	5 years
100,000	$1.00	1/29/2013	5 years
40,000	$0.50	2/11/2013	5 years
40,000	$1.00	2/11/2013	5 years
1,000,000	$0.50	2/21/2013	5 years
1,000,000	$1.00	2/21/2013	5 years
200,000	$0.50	3/15/2013	5 years
200,000	$1.00	3/15/2013	5 years
60,000	$0.50	5/21/2013	5 years
60,000	$1.00	5/21/2013	5 years
200,000	$0.75	5/22/2013	5 years
250,000	$0.50	5/31/2013	5 years
250,000	$1.00	5/31/2013	5 years
50,000	$0.50	6/18/2013	5 years
50,000	$1.00	6/18/2013	5 years
9,300,000

The warrants have a weighted average price of $0.65.

The 3,300,000 warrants were issued to the preferred stock holder in connection with the issuance of the Series D Preferred Stock. The value of these warrants is $3,930,376 and is reflected in interest expense for the year ended December 31, 2012.

The two series of warrants associated with the Platinum note of 2,000,000 warrants (1,000,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The two series of warrants associated with the Zucker note of 200,000 warrants (100,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the JSDC note of 200,000 warrants (100,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Tompkins note of 200,000 warrants (100,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Zorse note of 80,000 warrants (40,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Ellis note of 2,000,000 warrants (1,000,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Herskowitz note of 400,000 warrants (200,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Shir, et al notes of 120,000 warrants (60,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Omni View note of 500,000 warrants (250,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Goldberg note of 100,000 warrants (50,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

Consultant warrants provided for services to be rendered over a one-year period of time. These 200,000 warrants vest evenly over a one-year period by month. The Company has recorded this as a prepaid expense and will amortize through the conclusion of the contract.

The Company used the black-scholes method to value the warrants, with the following criteria: volatility 267% - 311%; quarterly dividend percentage 0%; and discount rate of .95%.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 9-	RELATED PARTY TRANSACTIONS

On July 1, 2010, a change in control occurred when the new Company CEO purchased a company controlled by the former President of the Company in a private transaction. The former President of the Company sold his entire interest in the company and has resigned from all positions in July 2010.

After the acquisition of Millennium Healthcare Solutions Inc., the only related party transactions have been the intercompany advances to and from the subsidiaries, which have been eliminated in consolidation.

NOTE 10-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of June 30, 2013, there is no provision for income taxes, current or deferred.

Net operating losses	$1,876,252
Valuation allowance	(1,876,252)

$-

At June 30, 2013 the Company had net operating loss carry forwards in the amount of approximately $5,518,388 available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2013 and 2012 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 11-	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total

Cash	$1,656	$-	$-	$1,656

Total assets	$1,656	$-	$-	$1,656

Notes payable, net of debt discount and OID	$-	$-	$588,914	$588,914

Note payable – convertible	$-	$-	$250,000	$250,000

Embedded conversion feature and derivative liability	$-	$-	$2,607,657	$2,607,657

Total liabilities	$-	$-	$3,446,571	$3,446,571

There were no assets or liabilities other than cash that were measured at fair value under this hierarchy for the six months ended June 30, 2012.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 12-	COMMITMENTS

Lease Agreement – Syosset/Garden City, New York

In February 2012, the Company entered into a new lease agreement in Garden City, New York. All management activities of the Company are conducted out of this location. The lease commences March 1, 2012 and runs through December 31, 2023 (10 years 10 months). There is a fixed annual rent of $164,791 in the first year of the lease. In addition, the Company was required to pay a security deposit in the amount of $54,930.

Lease Agreement – Staten Island, New York

In December 2011, Millennium Vascular Management Group of Staten Island LLC (“Vascular SI”) entered into a sublease agreement commencing January 15, 2012 (amended March 20, 2012) for an initial term of sixty months. The rent shall be $2,000 for each day Vascular SI rents this space. Vascular SI anticipates using the space at a minimum of 1 day per week for the initial year. Vascular SI can renew the lease for additional six month terms. A security deposit of $8,000 was paid in December 2011. The Company terminated this lease at the end of 2012 as they have moved this location.

Lease Agreement – New Brunswick, New Jersey

In September 2012, the Company on behalf of Millennium Vascular Management Group of New Brunswick LLC (“Vascular NB”) entered into a lease agreement commencing November 15, 2012 for an initial term of sixty months. There is a fixed annual rent of $64,080 for the first year of the lease. Vascular NB anticipates using the space at a minimum of 1 day per week for the initial year. The Company can renew the lease for an additional thirty-six month term.

Lease Agreement – New York, New York (57th Street)

In June 2013, the Company on behalf of Millennium Vascular Management Group (“MVMG”) entered into a lease agreement commencing June 6, 2013 for an initial term of twenty-four months. There is a fixed monthly rent of $5,000 payable at the beginning of the month for each day used in the previous month (defined as a “Use Day”). MVMG anticipates using the space at a minimum of 1 day per week and up to 4 days per week if available. The Company can renew the lease for additional twelve month terms. The Company paid a $10,000 deposit in connection with this lease agreement.

Employment Agreements

The Company has entered into employment agreements with key management individuals in 2011 and 2012. The base salary and any bonuses indicated in the employment agreements commence upon the Company’s completion of $500,000 in capital (not including Aquafina). The Company has issued the stock bonus which vests over a one to three-year period to the individuals. The unvested portion is reflected as deferred compensation, with the vested portion expensed as stock based compensation.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 12-	COMMITMENTS (CONTINUED)

Medical Records Coding Agreement

The Company entered into a Medical Records Coding Agreement as of February 1, 2013 with CDx Diagnostics, Inc., whereby the Company (through its Coding & Billing subsidiary) will review coded medical records provided by CDx Diagnostics, Inc. and review assignments of ICD-9-CM and ICD-10-CM, when implemented and review coding of principal diagnosis, secondary diagnosis, principal procedure and secondary procedures. The agreement is for a term of five years and the Company will be paid a fee per chart and bill on a monthly basis.

Purchase, Supply and Distribution Agreement

The Company entered into a Purchase, Supply and Distribution Agreement as of February 1, 2013 with CDx Diagnostics, Inc., whereby the Company (through its Medical Device subsidiary) will purchase from CDx Diagnostics, Inc. its patented PralCDx Brush Test Kits (“Unit”), and market, distribute and sell the Units in the United States and its territories and possessions (“Territory”). The agreement runs through March 31, 2023.

Distribution and Marketing Services Agreement – Atossa Genetics Inc.

In May 2013, the Company’s medical device subsidiary, Millennium Medical Devices, entered into a distribution agreement with Atossa Genetics Inc. (“Atossa”) for the distribution of Atossa’s ForeCYTE Breast Health devices, which consist of the patented MASCT pump and ForeCYTE patient collection kits. The Company has submitted an initial order for 10,000 ForeCYTE collection kits, which it intends to market to managed care networks, healthcare clinics and physician practices in the New York Metro Area and Northern New Jersey.

Atossa’s MASCT system is used by physicians and nurses to collect a small amount of nipple aspirate fluid for analysis by the National Reference Laboratory for Breast Health with the ForeCYTE Breast Health Test.

The ForeCYTE test, intended for the 110 million women in the United States ages 18-73, is a painless, quick and non-invasive procedure that can be performed in a physician’s office. ForeCYTE can provide vital early detection of cancer or pre-cancerous conditions that may progress to cancer over an approximately eight-year period before cancer can be detected by mammography or other means.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 12-	COMMITMENTS (CONTINUED)

Master Purchase Supply and Distribution Agreement – Heart Smart Inc.

On May 1, 2013, the Company’s medical device subsidiary, Millennium Medical Devices, entered into a master purchase supply and distribution agreement with Heart Smart Inc. (“Heart Smart”) for the distribution of Heart Smart’s VasoScan assessment device. The VasoScan device is an FDA cleared, simple, non-invasive device which provides an accurate, reproducible assessment of the Autonomic Nervous System (ANS), vascular elasticity and stiffness, as well as the coronary health of “at-risk” patients in less than five minutes. The non-invasive test uses an LED/Photodiode finger probe sensor to observe changes in pressure, blood flow and velocity throughout the pulse wave.

In accordance with the agreement, the term of this agreement shall be in effect for a period of five years.

Master Purchase Supply and Distribution Agreement – eWellness Corporation

On June 18, 2013, the Company’s medical device subsidiary, Millennium Medical Devices, entered into a master purchase supply and distribution agreement with eWellness Corporation (“eWellnesst”) for the distribution of eWellness’ distance monitored physical therapy programs. Distance Monitored Physical Therapy Programs (“DMpt”) are easy to use physical therapy programs that are critical elements in reducing the effects of diabetes and cardiovascular disease and have the potential to dramatically reduce the overall healthcare expenditures associated with these diseases.

The DMpt programs are complete and comprehensive programs that include patient evaluation and testing, exercise intervention and exercise demonstration, all based around on-line program monitoring and follow-up, yielding the most beneficial exercise prescription in achieving optimal patient outcomes and results. A DMpt program is also better able to motivate all patient types to stay consistent in working toward their health and wellness goals.  The programs will also include a trackable physical therapy element along with reachable patient program goals.

.

Distribution and Fulfillment Agreement

The Company is also currently negotiating a Memorandum of Understanding and formal proposal with a nationwide distribution and fulfillment company to facilitate the Company’s primary product support and distribution operations incorporating fulfillment, warehousing and distribution services for its medical devices and products including, but not limited to all receiving, storage, warehouse management, order processing, technology, system integration and supply chain strategies.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 12-	COMMITMENTS (CONTINUED)

Referral Agreement

The Company and Codesmart Group (“CG”) entered into a referral agreement dated June 12, 2013. In accordance with the agreement, the Company shall offer, promote and endorse CG’s ICD-10 Educational and Consulting traditional services, outsourced coding and strategic consulting services, and receive a 10% commission on gross revenues earned by CG from Company referrals.

In addition, the Company shall pay a commission equal to 10% of gross revenues earned from CG referrals to their business.

The agreement can be terminated within 90 days written notice by either party.

NOTE 13-	SUBSEQUENT EVENTS

Common Stock Issuances

The Company on July 9, 2013, issued 200,000 shares of common stock valued at $112,000 ($0.56 per share) for services rendered in the six months ended June 30, 2013. These shares have been accrued by the Company at June 30, 2013.

On July 11, 2013, the Company entered into a Common Stock Purchase Agreement with an individual for the purchase of 30,000 shares of common stock for $15,000 ($0.50 per share). These shares have not yet been issued.

Consulting Agreement

On July 19, 2013, the Company entered into a one-year consulting agreement with Citizens Economic Development Initiative (“CEDI”). Under the terms of the agreement, the Company is obligated to issue 250,000 shares of common stock. These shares have not yet been issued.

Original Issue Discount Promissory Note – Edelstein

The Company entered into a Promissory Note with Joel Edelstein (“Edelstein”) in the amount of $63,000 on June 27, 2013. The note matures thirteen months later on July 26, 2014. The Company received cash proceeds of $50,000, and the excess of $13,000 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Edelstein. The Company issued 100,000 Series A Warrants with an exercise price of $0.50, and 100,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Original Issue Discount Promissory Note – Edelstein

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $79,950, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $50,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount will commence in July 2013, as the proceeds were received by the Company on July 1, 2013, net of $5,000 paid in fees.

Original Issue Discount Promissory Note – Huntington

The Company entered into a Promissory Note with Huntington Laurel Partners LLC (“Huntington”) originally in the amount of $63,000 on June 27, 2013, amended to $50,400. The note matures thirteen months later on July 26, 2014. The Company received cash proceeds of $40,000, and the excess of $10,400 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to Huntington. The Company issued 80,000 Series A Warrants (amended from 100,000 warrants) with an exercise price of $0.50, and 80,000 Series B Warrants (amended from 100,000 warrants) with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $63,960, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $40,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount will commence in July 2013, as $35,000 of the proceeds were received by the Company on August 5, 2013. The remaining $5,000 are fees incurred with respect to this note.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Original Issue Discount Promissory Note – JF Consultants

The Company entered into a Promissory Note with JF Consultants (“JF Consultants”) in the amount of $31,500 on June 28, 2013. The note matures thirteen months later on July 27, 2014. The Company received cash proceeds of $25,000, and the excess of $6,500 is the original issue discount and is amortized over the thirteen month life of the note.

Along with the note, the Company issued two classes of warrants to JF Consultants. The Company issued 50,000 Series A Warrants with an exercise price of $0.50, and 50,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

The Company valued each component separately. The value of the warrants (Series A and B), were valued at $44,975, and were recorded as a derivative liability as a result of the warrant agreement containing an anti-rachet provision, whereby, any transaction the Company does at a price lower than the strike price afforded the warrant holder, the warrant holder would receive that price and be issued additional warrants.

In accordance with ASC 470-20, the Company recognized a discount on the promissory note for the full $25,000 that is to be amortized over the life of the thirteen month promissory note since the warrants are considered to be a derivative liability.

The amortization of the debt discount will commence in July 2013, as the proceeds were received by the Company on July 2, 2013, net of $12,500 in fees.

Demand Note

An additional $4,500 was advanced by an individual on July 3, 2013. This is a short-term note and the note bears interest at 5% per annum.

Term Sheet

The Company and Ronald Yeomans entered into a term sheet on August 8, 2013 for $100,000. The Company will issue units consisting of 100,000 shares of common stock, and shares of a new series of preferred stock that the Company will designate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	our future operating results;
•	our business prospects;
•	any contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy; and
•	the adequacy of our cash resources and working capital.

All written and oral forward-looking statements made in connection with this Form 10-Q are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company is a medical device and healthcare support and services company. The Company purchases, supplies and distributes revolutionary medical devices and equipment with a current focus on prevention and early detection. The Company also provides physician practice administration with a current focus on physician practices specializing in cardiovascular procedures. In addition, the Company provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch. The marketplace for the Company’s products and services continues to be high quality physician offices, practices and facility locations with competent and caring doctors and staff.

Current Operations and Recent Developments

The Company is currently launching its medical equipment and device business. This business focuses on strategic alliances and partnerships with medical device companies that provide innovative medical devices that utilize cutting edge technology, are cost effective, and FDA approved. Devices the Company elects to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. All of the products that the Company distributes have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes.

On February 1, 2013, the Company entered into an exclusive nationwide distribution agreement with CDx Diagnostics Inc. for an oral cancer biopsy test. The patented and proprietary oral swab diagnostic platform consists of a unique tissue sampling method combined with computer-assisted laboratory tissue analysis which can identify precancerous epithelial cells that cannot be practically found by any other means. The oral swab provides the physician or dentist with its patented tissue sampling instruments that are used to painlessly and non-invasively obtain complete tissue samples from the epithelium of the mouth and throat in order to test for the presence of precancerous changes. The oral swab brush biopsy instrument for testing of the mouth is handheld. All necessary FDA, EU and other regulatory approvals required to launch the oral swab product worldwide have already been obtained. Oral swab testing provides life-saving potential benefits to the patient without increasing health-care costs. All oral swab laboratory tissue analysis procedures are reimbursed under existing, long-standing laboratory procedure billing codes and fee schedules, and, as such, are considered a covered benefit by virtually all government and private medical insurance.

On May 1, 2013, the Company entered into a distribution agreement with Atossa Genetics Inc. for a breast health test and collection kit (“ForeCYTE Breast Health Test”). The ForeCYTE Breast Health Test provides a cytopathological approach for identifying breast cancer risk:

• Nipple Aspirate Fluid (“NAF”) collected with FDA-cleared, patented MASCT® non-invasive biopsy instrument

• Patented Lab Development Test (“LDT”) uses five biomarkers of hyperplasia and an additional marker of sample integrity to help evaluate NAF

• 99% of samples sent to the laboratory provide clinically useful results

• Rule out atypical hyperplasia at the gynecological visit

• Simple to collect using a non-invasive breast pump biopsy device

The ForeCYTE Breast Health Test provides women age 18-73 objective and personalized information to improve their breast health, using a cellular diagnostic risk assessment tool. The ForeCYTE Breast Health Test uses no radiation and helps define the biology of breast cancer and hyperplasia.

On May 1, 2013, the Company entered into an exclusive distribution agreement with Heart Smart Inc. for a heart health test and assessment device (“VasoScan”). VasoScan is designed to analyze the Autonomic Nervous System (ANS) function, Stress and Peripheral Blood Circulation. It provides objective data to help assess disorders such as depression, anxiety, sleep disorders, poor concentration, mental/physical stress degree, chronic fatigue and blood circulation. The VasoScan product provides; early detection of arterial wall elasticity and determination of biological arterial age in less than 5 minutes, easy to use, non-operator dependent software, monitors effectiveness of therapeutic intervention, monitors arterial wall response to lifestyle changes / reduction of cardiovascular risk factors, non-invasive – uses a LED/Photodiode finger probe sensor, FDA cleared, light weight and portable (1.5 lbs), user friendly, color printout data sheet and affordable pricing.

On June 18, 2013, the Company entered into an exclusive distribution agreement with eWellness Corporation for distance monitored physical therapy programs. Distance monitored physical therapy programs (“DMpt”) are easy to use physical therapy programs that are critical elements in reducing the effects of diabetes and cardiovascular disease and have the potential to dramatically reduce the overall healthcare expenditures associated with these diseases. The DMpt programs are complete and comprehensive programs that include patient evaluation and testing, exercise intervention and exercise demonstration, all based around on-line program monitoring and follow-up, yielding the most beneficial exercise prescription in achieving optimal patient outcomes and results. A DMpt program is also better able to motivate all patient types to stay consistent in working toward their health and wellness goals.  The programs will also include a trackable physical therapy element along with reachable patient program goals.

The Company is also currently negotiating a Memorandum of Understanding and formal proposal with a nationwide distribution and fulfillment company to facilitate the Company’s primary product support and distribution operations incorporating fulfillment, warehousing and distribution services for its medical devices and products including, but not limited to all receiving, storage, warehouse management, order processing, technology, system integration and supply chain strategies.

The Company is expanding our physician practice administration and support business. This business offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. With extensive collective experience and a comprehensive suite of administration services and support, this group assists the physician and his practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient.

In January 2013, the Company’s New Jersey physician practice management location under contract became fully operational and up and running. The location was secured by a lease commencing November 15, 2012 for an initial term of sixty months.

On February 1, 2013, the Company entered into a Medical Records Coding Agreement with CDx Diagnostics, Inc., whereby the Company (through its Coding & Billing subsidiary) will review coded medical records provided by CDx Diagnostics, Inc. and review assignments of ICD-9-CM and ICD-10-CM, when implemented and review coding of principal diagnosis, secondary diagnosis, principal procedure and secondary procedures.

On June 18, 2013, the Company secured a strategic alliance and entered into an agreement with CodeSmart Group Inc., whereby the Company (through its Coding & Billing subsidiary) will offer, promote and endorse CodeSmart Group Inc.’s ICD-10 Educational and Consulting services and solutions, including, but not limited to ICD-10 traditional services, outsourced coding, strategic consulting services and educational products, including, but not limited to proprietary programs such as CodeSmart University and online education programs.

In July 2013, the Company’s New York City physician practice management location under contract became fully operational and up and running. The location was secured by a license for office space commencing June 11, 2013 for an initial term of twenty-four months.

Critical Accounting Policies and Estimates: Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Convertible Instruments: The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

Derivative Financial Instruments: The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Revenue Recognition: The Company will generate revenue from sales as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

The Company provides healthcare support services which are recognized when the services have been rendered. The management, administration and support services are rendered to healthcare centers and physician practices. Millennium Vascular Management companies offer practice management and administrative services to physicians who specialize in Peripheral Arterial Disease (PAD) under physician employment agreements with medical PCs that are under management and administrative services agreements. These management companies are not in themselves providers of direct or indirect medical services or treatments to patients. The management companies’ business models are designed to offer services and support to contracted medical practices which provide medical treatment to patients. Practice management and administrative services typically include operations management, IT support, billing and collections, credentialing and coding, and other support functions. Management fees generated from providing practice management and administrative services to physician practices are recognized as earned typically based upon cash collections generated by the practices. The Company can negotiate these management fees every six months.

Goodwill: Goodwill and Other Intangible Assets—Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment” (“ASC 360”).

Goodwill impairment is tested at least annually or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and margins multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

Stock-Based Compensation: In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended November 30, 2008. The adoption of this principle had no effect on the Company’s operations.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values.

The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

As of June 30, 2013 and for the three months ended June 30, 2013 and 2012, the Company operates in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief financial officer (“CFO”).

June 30, 2013	Coding	Device	Vascular	Corporate	Total
Segmented Operating Revenues	$38,615	$-	$467,700	$-	$506,315

Total Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	38,615	-	467,700	-	506,315

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	68,651	105,653	273,560	1,083,601	1,531,465
Depreciation and Amortization	77,838	-	1,096	113,134	192,068
Other (Income) Loss	-	-	90	(1,265,665)	(1,265,575)

Net Income (Loss) Applicable to Common Shares	$(107,874)	$(105.653)	$192,954	$68,930	$48,357

June 30, 2012	Coding	Device		Vascular	Corporate	Total
Segmented Operating Revenues	$83,824		$-	$252,000	$500	$336,324

Total Cost of Revenues	-		-	-	-	-

Gross Profit (Loss)	83,824		-	252,000	500	336,324

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	113,412		-	115,016	303,820	532,248
Depreciation and Amortization	77,838		-	54	113,097	190,989
Other (Income) Loss	-		-	52	394	446

Net Income (Loss) Applicable to Common Shares	$(107,426)	$	(-)	$136,878	$(416,811)	$(387,359)

For the three months ended June 30, 2013, the Company had total revenue and gross profit of $506,315, consisting of $467,700 in service revenue from physician practice administration and support and $38,615 in service revenue from medical coding and billing and call answering and emergency dispatch services performed. For the three months ended June 30, 2012, the Company had total revenue of $336,324. Revenue and gross profit increased $169,991 or 50.5% year over year due to the addition of one site for physician practice management.

Since medical device sales have not commenced yet, and a deposit only on inventory of devices the Company intends to distribute was recorded, no corresponding inventory, or cost of goods sold were recorded for the three months ended June 30, 2013.

The changes in our operating expenses from June 30, 2013 to June 30, 2012 are as follows:

	Three Months Ended June 30
	2013	2012	$ Change	% Change
Payroll	$72,648	$60,613	$12,035	19.9
Professional fees	193,609	162,795	30,814	18.9
Consulting for stock	776,432	108,594	667,838	615.0
Accounting	10,000	3,000	7,000	233.3
Legal	23,512	8,290	15,222	183.6
Rent	61,132	23,889	37,243	155.9
Insurance	47,279	10,018	37,261	371.9
Telephone	31,407	48,224	(16,817)	(34.9)
Travel, meals and entertainment	7,106	12,405	(5,299)	(42.7)
Office, medical supplies and other	275,282	61,420	213,862	348.2
Depreciation and amortization	192,068	190,989	1,079	0.6
Total	$1,690,475	$690,237	$1,000,238	144.9

Payroll, consulting, professional and related expenses consisted of: $1,076,201 in consulting and professional expenses in the three months ended June 30, 2013 compared to $343,291 in the three months ended June 30, 2012, an increase of $732,910 or 213.5%. The increase is the result of added management personnel due to the increase in physician practice management for vascular services, as well as the commencement of our medical device business and the issuance of common stock for professional services; $72,648 in payroll and related tax expenses in the three months ended June 30, 2013 compared to $60,613 for the three months ended June 30, 2012, an increase of $12,035 or 19.9%. The increase is the result of the added physician practice management services; $193,609 for the three months ended June 30, 2013 compared to $162,795 for the three months ended June 30, 2012, an increase of $30,814 or 18.9% for professional fees and consulting fees related to the practice management business; $776,432 for the three months ended June 30, 2013 compared to $108,594 for the three months ended June 30, 2012, an increase of $667,838 or 615.0% for services incurred for shares of common stock; $10,000 in accounting expenses for the three months ended June 30, 2013 compared to $3,000 for the three months ended June 30, 2012, an increase of $7,000 or 233.3%. The change is the result of compliance with SEC requirements to become fully reporting in accordance with those regulations; and $23,512 in legal expenses for the three months ended June 30, 2013 compared to $8,290 for the three months ended June 30, 2012, an increase of $15,222 or 183.6%. The increase relates to the added legal services for compliance with SEC requirements to become fully reporting in accordance with those regulations, the commencement of our medical device business and the related debt financings the Company has incurred.

Rent expense for the three months ended June 30, 2013 was $61,132 compared to $23,889 for the three months ended June 30, 2012, an increase of $37,243 or 155.9%. The increase was the result of the expenses related to the corporate headquarters in Garden City, NY as well as the additional location for the physician practice management services.

General and administrative expenses consisted of: $47,279 in insurance expense for the three months ended June 30, 2013 compared to $10,018 for the three months ended June 30, 2012, an increase of $37,261 or 371.9%, The increase was due to expanding coverage for our device division as well as physician practice management division for vascular services; $31,407 in telephone and telecommunication expense for the three months ended June 30, 2013 compared to $48,224 for the three months ended June 30, 2012, a decrease of $16,817 or 34.9%. These costs decreased primarily due to non-recurring items in 2012 as a result of a completed transaction; $7,106 in travel, entertainment, meals and related expenses for the three months ended June 30, 2013 compared to $12,405 for the three months ended June 30, 2012, a decrease of $5,299 or 42.7%, The decrease is due to the opening of an additional location for vascular management during first quarter 2012; and $275,282 in medical supplies, office and information technology expense for the three months ended June 30, 2013 compared to $61,420 for the three months ended June 30, 2012, an increase of $213,862 or 348.2%. These costs increased due to the opening of an additional location and the purchase of medical supplies for that location.

Depreciation and amortization expenses for the three months ended June 30, 2013 of $192,068 increased $1,079 from $190,989 or .6% from the three months ended June 30, 2012 related to the capital expenditures the Company acquired.

Net other income (loss) was $1,265,575 for the three months ended June 30, 2013 compared to ($446) for the three months ended June 30, 2012, an increase of $1,266,021. The net other income (loss) is comprised of interest expense, amortization of debt discount and the fair value adjustment related to the derivative liability. The increase in net other income is primarily due to the fair value adjustment related to the derivative liability and the value of 3,300,000 warrants issued to the preferred stock holder.

The Company had preferred stock dividends of $33,058 in the three months ended June 30, 2013 and $33,000 in the three months ended June 30, 2012. The dividends commenced accrual at April 1, 2012 and that series of preferred stock had further been retired and replaced with a new series of preferred stock June 1, 2013.

The net income of the three months ended June 30, 2013 was $48,357 compared to the net loss of ($387,359) for the three months ended June 30, 2012. The Company had earnings per weighted common shares outstanding of $.001 for the three months ended June 30, 2013 compared to a loss per weighted common shares outstanding of ($.020) for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

As of June 30, 2013 and for the six months ended June 30, 2013 and 2012, the Company operates in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief financial officer (“CFO”).

June 30, 2013	Coding	Device	Vascular	Corporate	Total
Segmented Operating Revenues	$76,448	$-	$917,700	$-	$994,148

Total Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	76,448	-	917,700	-	994,148

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	138,451	136,845	541,618	1,610,067	2,426,981
Depreciation and Amortization	155,677	-	2,192	226,268	384,137
Other (Income) Loss	-	-	1,196	(353,304)	(352,108)

Net Income (Loss) Applicable to Common Shares	$(217,680)	$(136,845)	$372,694	$(1,483,031)	$(1,464,862)

June 30, 2012	Coding	Device		Vascular	Corporate	Total
Segmented Operating Revenues	$133,587		$-	$520,000	$30,500	$684,087

Total Cost of Revenues	-		-	-	-	-

Gross Profit (Loss)	133,587		-	520,000	30,500	684,087

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	205,051		-	246,297	735,595	1,186,943
Depreciation and Amortization	155,677		-	108	223,923	379,708
Other (Income) Loss	894		-	52	3,847,894	3,848,840

Net Income (Loss) Applicable to Common Shares	$(228,035)	$	(-)	$273,543	$(4,776,912)	$(4,731,404)

For the six months ended June 30, 2013, the Company had total revenue and gross profit of $994,148, consisting of $917,700 in service revenue from physician practice administration and support and $76,448 in service revenue from medical coding and billing and call answering and emergency dispatch services performed. For the six months ended June 30, 2012, the Company had total revenue of $684,087. Revenue and gross profit increased $310,061 or 45.3% year over year due to the addition of one site for physician practice management.

Since medical device sales have not commenced yet, and a deposit only on inventory of devices the Company intends to distribute was recorded, no corresponding inventory, or cost of goods sold were recorded for the six months ended June 30, 2013.

The changes in our operating expenses from June 30, 2013 to June 30, 2012 are as follows:

	Six Months Ended June 30
	2013	2012	$ Change	% Change
Payroll	$146,077	$84,271	$61,806	73.3
Professional fees	488,448	346,197	142,251	41.1
Consulting for stock	953,359	339,688	613,671	180.7
Accounting	25,000	3,000	22,000	733.3
Legal	64,662	13,710	50,952	371.6
Rent	106,625	54,979	51,646	93.9
Insurance	75,392	21,318	54,074	253.7
Telephone	43,190	56,512	(13,322)	(23.6)
Travel, meals and entertainment	18,558	38,737	(20,179)	(52.1)
Office, medical supplies and other	439,612	195,531	244,081	124.8
Depreciation and amortization	384,137	379,708	4,429	1.2
Total	$2,745,060	$1,533,651	$1,211,409	79.0

Payroll, consulting, professional and related expenses consisted of: $1,677,546 in consulting and professional expenses in the six months ended June 30, 2013 compared to $786,866 in the six months ended June 30, 2012, an increase of $890,680 or 113.2%. The increase is the result of added management personnel due to the increase in physician practice management for vascular services, as well as the commencement of our medical device business and the issuance of common stock for professional services; $146,077 in payroll and related tax expenses in the six months ended June 30, 2013 compared to $84,271 for the six months ended June 30, 2012, an increase of $61,806 or 73.3%. The increase is the result of the added physician practice management services; $488,448 for the six months ended June 30, 2013 compared to $346,197 for the six months ended June 30, 2012, an increase of $142,251 or 41.1% for professional fees and consulting fees related to the practice management business; $953,359 for the six months ended June 30, 2013 compared to $339,668 for the six months ended June 30, 2012, an increase of $613,691 or 180.7% for services incurred for shares of common stock; $25,000 in accounting expenses for the six months ended June 30, 2013 compared to $3,000 for the six months ended June 30, 2012, an increase of $22,000 or 733.3%. The change is the result of compliance with SEC requirements to become fully reporting in accordance with those regulations; and $64,662 in legal expenses for the six months ended June 30, 2013 compared to $13,710 for the six months ended June 30, 2012, an increase of $50,952 or 371.6%. The increase relates to the added legal services for compliance with SEC requirements to become fully reporting in accordance with those regulations, the commencement of our medical device business and the related debt financings the Company has incurred.

Rent expense for the six months ended June 30, 2013 was $106,625 compared to $54,979 for the six months ended June 30, 2012, an increase of $51,646 or 93.9%. The increase was the result of the expenses related to the corporate headquarters in Garden City, NY as well as the additional location for the physician practice management services.

General and administrative expenses consisted of: $75,392 in insurance expense for the six months ended June 30, 2013 compared to $21,318 for the six months ended June 30, 2012, an increase of $54,074 or 253.7%, The increase was due to expanding coverage for our device division as well as physician practice management division for vascular services; $43,190 in telephone and telecommunication expense for the six months ended June 30, 2013 compared to $56,512 for the six months ended June 30, 2012, a decrease of $13,322 or 23.6%. These costs decreased primarily due to non-recurring items in 2012 as a result of a completed transaction; $18,558 in travel, entertainment, meals and related expenses for the six months ended June 30, 2013 compared to $38,787 for the six months ended June 30, 2012, a decrease of $20,229 or 52.2%, The decrease is due to the opening of an additional location for vascular management during first quarter 2012; and $439,612 in medical supplies, office and information technology expense for the six months ended June 30, 2013 compared to $195,531 for the six months ended June 30, 2012, an increase of $244,081 or 124.8%. These costs increased due to the opening of an additional location and the purchase of medical supplies for that location.

Depreciation and amortization expenses for the six months ended June 30, 2013 of $384,137 increased $4,429 from $379,708 or 1.2% from the six months ended June 30, 2012 related to the capital expenditures the Company acquired.

Net other income (loss) was $352,108 for the six months ended June 30, 2013 compared to ($3,848,840) for the six months ended June 30, 2012, an increase of $4,200,948 or 109.2%. The net other income (loss) is comprised of interest expense, amortization of debt discount and the fair value adjustment related to the derivative liability. The decrease in the net other income (loss) is primarily due to the fair value adjustment related to the derivative liability for the six months ended June 30, 2013 and the value of 3,300,000 warrants issued to the preferred stock holder during the six months ended June 30, 2012.

The Company had preferred stock dividends of $66,058 in the six months ended June 30, 2013 and $33,000 in the six months ended June 30, 2012. The dividends commenced accrual at April 1, 2012 and that series of preferred stock had further been retired and replaced with a new series of preferred stock June 1, 2013.

The net loss of the six months ended June 30, 2013 was ($1,464,862) compared to the net loss of ($4,731,404) for the six months ended June 30, 2012. The Company had a loss per weighted common shares outstanding of ($.037) for the six months ended June 30, 2013 compared to ($.251) for the six months ended June 30, 2012.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our physician practice administration business and launching our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the six months ending June 30, 2013 as well as for the years ended December 31, 2012 and 2011 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During the first two quarters of 2013, we were successful in raising net proceeds of $1,003,000 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for June 30, 2013 and 2012:

	Six Months Ended June 30
	2013	2012
Net cash used in operating activities	$(1,005,493)	$(539,499)
Net cash provided by (used) in investing activities	-	(44,623)
Net cash provided by financing activities	880,000	527,500
Net increase (decrease) in cash	$(125,493)	$(56,622)

Cash flows for the six months ended June 30, 2013 compared to June 30, 2012: For the six months ended June 30, 2013, we incurred a net loss of $1,464,862. Net cash used in operating activities was $1,005,493, net cash provided by/used in investing activities was $0 and net cash provided by financing activities was $880,000. During the six months ended June 30, 2013 we paid $300,000 in prepaid expenses for our medical device operations and had a net increase in accounts receivable of $444,831 for our physician practice administration operations along with $1,003,000 in net proceeds from debt financings and $128,000 in repayments on debt financing that we previously secured. The Company had only $413,416 in cash losses during the period as the non-cash expenditures comprised a significant amount of the net loss for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we incurred a net loss of $4,731,404. Net cash used in operating activities was $539,499, net cash used in investing activities was $44,623 and net cash provided by financing activities was $527,500. During the six months ended June 30, 2012 we recognized a value of $3,825,000 related to warrants issued with preferred stock, had a net increase in accounts receivable of $431,707 for our physician practice administration operations, used $44,623 in capital expenditures for furniture and equipment for our corporate headquarters and our physician practice administration operations along with $477,500 in net proceeds from the sales of common and preferred stock and $50,000 in net proceeds from debt financings.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	June 30, 2013	December 31, 2012
Cash	$1,656	$127,149

Current assets	2,097,750	1,383,538
Current liabilities	4,499,116	9,540,176
Working capital (deficit)	$(2,401,366)	$(8,156,638)

As of June 30, 2013, the Company had a working capital deficit of $2,401,366, compared to $8,156,638 at December 31, 2012, or a decrease in working capital deficit of $5,755,272 (70.6%). As of June 30, 2013, the Company had cash and cash equivalents of $1,656 as compared to $127,149 on December 31, 2012. The decrease in cash of $125,493 is the net result of our operating, investing and financing activities outlined above. For 2013, current assets increased $714,212 (51.6%) due to increases of $444,831 in accounts receivable related to our practice management services and $300,600 in prepaid expenses related to the initial payment for medical devices in February 2013. Current liabilities decreased $5,041,060 (52.8%), with specific decreases in liabilities of $5,907,500 in a liability for common stock to be issued recorded in 2012, when the shares were issued in 2013; increases in notes payable of $562,807 and increases in the fair value of the derivative liability related to the warrants issued with the notes payable of $79,340.

Funding Requirements: We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the scale-up of inventory and ongoing development and launch of our medical equipment and device business, grow the existing base of our physician practice administration and support business and further expand this business into additional facilities and locations. If we are unable to raise an adequate amount of capital, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

·	-the time and expense needed to complete the procurement of inventory and successful launch of the medical equipment and device business;

·	-the expense associated with building a network of independent sales representatives to market the devices selected for distribution;

·	-the degree and speed of patient and physician acceptance of these devices and products and the degree to which third-party payors approve and pay for reimbursement; and

·	-the time and expense needed to complete the securing of additional days at existing location under contract and/or the securing of additional new physician practice facilities and locations under contract for our practice administration and support business.

Our revenue generating activities during 2013 continue to improve as the physician practice management services business continues to grow. During 2013, we entered into several distribution agreements to launch our medical device division which we anticipate sales to commence in the later part of the fourth quarter of 2013. We have yet to achieve profitability as a result of the Company’s non-operating expenses, and the issuance of shares of our common stock to third parties for various services rendered. As we grow, the use of our common stock as currency will decline when our cash availability grows.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders would result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

If adequate funds are not available, we may be required to terminate, significantly modify or delay the development and launch of our businesses, reduce our planned commercialization efforts, or obtain funds through means that may require us to relinquish certain rights that we might otherwise seek to protect and retain. Further, we may elect to raise additional funds even before we need them if we believe the conditions for raising capital are favorable.

Recent Accounting Pronouncements: The Company has adopted all recently issued accounting pronouncements that management believes to be applicable to the Company. The adoption of these accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Jumpstart Our Business Startups Act of 2012: The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Our independent accounting firm has not, nor is required, to perform any procedures to assess the effectiveness of management remediation efforts.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are believed to be effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10 as filed with the SEC on July 25, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM HEALTHCARE INC.

DATE: November 12, 2013	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: November 12, 2013	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

