Form 10-Q
period 2013-09-30
MILLENNIUM HEALTHCARE INC.
filed 2013-11-20
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on November 14, 2013 were 54,587,172.

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

(uuaudited)

	SEPTEMBER, 30	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$46,079	$127,149
Accounts receivable	1,731,344	1,187,726
Prepaid expenses	440,553	68,663
Total current assets	2,217,976	1,383,538

Fixed assets, net	424,391	531,165

OTHER ASSETS
Intangible assets, net	762,256	1,231,687
Goodwill	3,132,193	3,132,193
Total other assets	3,894,449	4,363,880

TOTAL ASSETS	$6,536,816	$6,278,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$743,089	$429,359
Preferred stock dividends payable	33,674	99,000
Current portion of notes payable, net of debt discounts and original issue discounts	1,606,080	576,000
Derivative liability	2,345,820	2,528,317
Liability for common stock to be issued	2,684,700	5,907,500
Liability for preferred stock to be issued	117,500	-
Total current liabilities	7,530,863	9,540,176

Notes payable, net of debt discounts of $975,460 and $532,193, and original issue discounts of $229,426 and $137,403, net of current portion	0	22,404

TOTAL LIABILITIES	7,530,863.48	9,562,580

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, respectively
Series A Preferred stock, $0.0001 par value, 200,000 and 100,000 shares issued and outstanding, respectively	20	10
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively		-
Series D Preferred stock, $0.0001 par value, 0 and 110,000 shares issued and outstanding, respectively	-	11
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 126,280 and 0 shares issued and outstanding, respectively	13	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, respectively, 45,702,172 and 22,961,372 shares issued and outstanding, respectively	4,570	2,297
Additional paid in capital	40,651,963	33,440,848
Deferred compensation	(594,557)	(1,411,589)
Accumulated deficit	(41,056,056)	(35,315,574)
Total stockholders' deficit	(994,047)	(3,283,997)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,536,816	$6,278,583

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012

REVENUE	$1,483,107	$1,158,511	$488,959	$474,424

COST OF REVENUES	-	-	-	-

GROSS PROFIT	1,483,107	1,158,511	488,959	474,424

OPERATING EXPENSES
Stock issued for services
General and administrative	6,648,016	1,977,888	4,287,093	823,945
Depreciation and amortization	576,206	570,338	192,069	190,630

Total operating expenses	7,224,222	2,548,226	4,479,162	1,014,575

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(5,741,115)	(1,389,715)	(3,990,203)	(540,151)

OTHER INCOME (EXPENSE)
Interest expense	(2,528,935)	(3,835,410)	(700,731)	13,430
Amortization of debt discount		-		-
Fair value adjustment on derivative liability	2,620,883	-	440,571	-

Total other income (expense)	91,948	(3,835,410)	(260,160)	13,430

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(5,649,167)	(5,225,125)	(4,250,363)	(526,721)

Preferred stock dividends	(91,314)	(66,000)	(25,256)	(33,000)

NET INCOME (LOSS)	$(5,740,481)	$(5,291,125)	$(4,275,619)	$(559,721)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	44,425,745	19,756,865	44,694,272	20,058,962

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	44,425,745	19,756,865	44,694,272	20,058,962

NET EARNINGS (LOSS) PER SHARE - BASIC	$(0.13)	$(0.27)	$(0.10)	$(0.03)

NET EARNINGS (LOSS) PER SHARE - DILUTED	$(0.13)	$(0.27)	$(0.10)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,740,481)	$(5,291,125)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	576,205	570,337
Non-cash interest expense	2,549,061
Gain on change in fair value of derivative liability	(2,620,882)
Fair value of warrants issued in Series D Preferred Stock transaction		3,825,000
Series D Preferred Shares issued for interest		22,500
Amortization of deferred compensation	817,032	(543,385)
Shares issued and liability for common shares to be issued for services rendered	3,946,460	1,027,500

Change in assets and liabilities
(Increase) in prepaid expenses	(371,891)	(142,863)
(Increase) decrease in accounts receivable	(543,618)	(751,746)
Increase in accounts payable and accrued expenses	313,730	171,233
Increase in preferred stock dividends payable	91,314	66,000
Total adjustments	4,757,410	4,244,576
Net cash (used in) operating activities	(983,070)	(1,046,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(44,623)
Net cash (used in) investing activities	-	(44,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)		693,500
Proceeds received from purchase of warrants	5,000
Proceeds received from notes payable	1,025,000	471,000
Repayments of notes payable	(128,000)
Net cash provided by financing activities	902,000	1,164,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,070)	73,328

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	127,149	84,348

CASH AND CASH EQUIVALENTS - END OF PERIOD	$46,079	$157,676

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable
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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

All material intercompany transactions and balances have been eliminated in consolidation.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Form 10 filed on July 25, 2013. The Company’s accounting policies are described in the Notes to Financial Statements in its Form 10.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the current period ended September 30, 2013 as well as its last two fiscal years, has a working capital deficiency of $5,312,886 and an accumulated deficit of $41,056,056 as of September 30, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The Company during 2011 commenced operations of their physician practice support and administration business for a Staten Island, NY location (which will be relocated to New York City in 2013), and in 2012 for a location in New Brunswick, NJ. The Company has also secured the administration of an additional physician practice location in Garden City, NY in 2013. The Company is also currently launching its medical equipment and device business in 2013, in which the Company has entered into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test, a heart health test and assessment device, and a medical testing device in the area of breast cancer.

The lack of profitable operations through September 30, 2013 and cash flow deficits raise substantial doubt about the Company’s ability to continue as a going concern.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used collection efforts are written off through a charge to bad debt expense and credit to accounts receivable. Management has determined that as of September 30, 2013, no allowance for doubtful accounts is necessary.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. During the nine months ended September 30, 2013 and years ended December 31, 2012 and 2011, the Company did not impair any long-lived assets including goodwill and other intangible assets.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The Company has performed a review of its material tax positions. During the periods ended September 30, 2013 and 2012, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of September 30, 2013 and for the nine months ended September 30, 2013 and 2012, the Company operates in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

September 30, 2013	Coding	Device	Vascular	Corporate		Total

Segmented Operating Revenues	$115,282	$-	$1,367,824	$-		$1,483,106

Total Cost of Revenues	-	-	-	-		-

Gross Profit (Loss)	$115,282	$-	$1,367,824	$-		$1,483,106

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	197,822	159,717	433,093	5,857,384		6,648,016
Depreciation and Amortization	233,516	-	3,289	339,401		576,206
Other (Income) Loss	-	-	-	(634)		(634)

Net Income (Loss) Applicable to Common Shares	$(316,056)	$(159,717)	$931,442	$(6,196,151,	)	$(5,740,481)

Segmented Fixed Assets

Fixed Assets	$335,483	$-	$18,073	$70,834		$424,391

Intangible Assets	229,500	-	-	532,756		762,256

Goodwill	267,141	-	4,700	2,860,352		3,132,193

Total Assets	$832,124	$-	$22,773	$3,463,943		$4,318,839

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

September 30, 2012	Coding	Device		Vascular	Corporate	Total

Segmented Operating Revenues	$188,011		$-	$940,000	$30,500	$1,158,511

Total Cost of Revenues	-		-	-	-	-

Gross Profit (Loss)	188,011		-	940,000	30,500	1,158,511

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	301,713		-	491,483	1,184,692	1,977,888
Depreciation and Amortization	-		-	-	570,338	570,338
Other (Income) Loss	-			-	3,901,410	3,901,410

Net Income (Loss) Applicable to Common Shares	$(113,702)	$	(-)	$448,517	$(5,625,940)	$(5,291,125)

Segmented Fixed Assets

Fixed Assets	$421,816		$-	$1,075	$114,526	$537,417

Intangible Assets	117,700		-	-	1,270,254	1,387,954

Goodwill	267,141		-	4,700	2,860,352	3,132,193

Total Assets	$806,657		$-	$5,775	$4,245,132	$5,057,564

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount; performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2013 (Unaudited) and December 31, 2012 were as follows:

	Estimated	(Unaudited)
	Useful	September 30,	December 31,
	Lives (Years)	2013	2012
Computer equipment	5	$588,857	$588,857
Software	3	34,180	34,180
Telephone	5	1,400	1,400
Furniture and fixtures	5	68,817	68,817
		693,254	693,254
Less: accumulated depreciation		268,863	162,089
Fixed assets, net		$424,391	$531,165

There was $107,406 and $101,537 charged to operations for depreciation expense for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 4-	INTANGIBLE ASSETS

Intangible assets as of September 30, 2013 (Unaudited) and December 31, 2012 were as follows:

	Estimated	(Unaudited)
	Useful	September 30,	December 31,
	Lives (Years)	2013	2012
Website	3	$3,500	$3,500
Patents	10	335,000	335,000
Customer Lists	3	1,771,200	1,771,200
		2,109,700	2,109,700
Less: accumulated amortization		1,347,445	878,013
Intangible assets, net		$762,255	$1,231,687

There was $468,800 charged to operations for amortization expense for the nine months ended September 30, 2013 and 2012.

NOTE 5-	ACQUISITIONS

a)	Millennium Healthcare Solutions Inc.

Effective June 14, 2011, Zen acquired the net assets of Millennium Healthcare Solutions Inc. for 7,000,000 shares of common stock and 100,000 shares of preferred stock, Series A. The value of these shares was $4,480,010.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

a)	Premier Technology Resources LLC

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The only addition was that for each Series D Preferred Share, the Company issued a detachable cashless warrant that will give the holder (Aquafina) the right to purchase on a cashless basis 30 common shares (a total of 3,300,000 common stock warrants) at $0.50 per preferred share expiring in 2 years (April 1, 2014). The warrant has been valued at $3,825,000 and recorded as additional paid in capital. In addition, the Company is to pay a quarterly dividend in the amount of $33,000 ($0.30 per share per quarter) commencing April 1, 2012. No dividends had been paid through March 31, 2013; therefore the Company accrued $132,000 as of March 31, 2013. These accrued dividends have been paid through the issuance of 13,200 shares of Series D Preferred Stock in April 2013. In addition, 3,080 shares of Series D Preferred Stock were issued as payment for accrued dividends for April and May 2013 of $24,640. The total of 126,280 shares of Series D Preferred Stock was exchanged for 126,280 shares of Series E Preferred Stock.

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock. Accrued dividends through September 30, 2013 were $33,675.

NOTE 7-	NOTES PAYABLE

Demand Notes

One of the notes, original amount borrowed of $111,000 bears interest at the rate of 18% per annum. The Company has paid no interest on this note through September 30, 2013, and the total of $18,970 of interest expense has been accrued as of September 30, 2013. The Company repaid $46,000 of this note through September 30, 2013. The entire balance due of $65,000 is reflected in the current portion of notes payable. Interest expense of $9,069 and $395 on this note has been charged for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company did issue 30,000 shares of common stock to pay $42,000 (value of $1.40 per share) of interest for the remaining outstanding balance due for the life of the notes. In addition, the Company repaid $80,000 during 2012. The remaining balance outstanding as of September 30, 2013 is $130,000.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Another demand note of $24,000 was fully repaid in 2012. This was a short-term advance as well. There was no interest incurred on this note, as it was repaid within the week.

The Company borrowed from an individual at various times during 2013 in the amount of $107,500. These amounts bear interest at an annual rate of 5% per annum. The Company has accrued $2,107 in interest for the nine months ended September 30, 2013. These amounts are short-term in nature and are considered current liabilities.

The Company borrowed from an entity during 2013 in the amount of $21,000. This amount bears interest at an annual rate of 5% per annum. The Company has accrued $78 in interest for the nine months ended September 30, 2013. These amounts are short-term in nature and are considered current liabilities.

The Company borrowed from an entity at various times during 2013 in the amount of $55,000. These amounts bear interest at an annual rate of 5% per annum. The Company has accrued $432 in interest for the nine months ended September 30, 2013. These amounts are short-term in nature and are considered current liabilities.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Concurrent with the Amended Note, the Company is issued to the noteholder 415,800 shares of common stock as part of the settlement resulting in the Amended Note. The value of the stock at July 9, 2013 was $0.50 per share or $207,900

The Company has made $49,593 in payments through September 30, 2013. In addition, interest expense for the nine months ended September 30, 2013 was $6,242, and accrued interest at September 30, 2013 is $6,242.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Original Issue Discount Promissory Note – Alpha

The Company entered into a Promissory Note with Alpha Capital Anstalt (“Alpha”) in the amount of $630,000 on February 21, 2013. The note matures thirteen months later on March 25, 2014. The Company received cash proceeds of $500,000, and the excess of $130,000 is the original issue discount and is amortized over the thirteen month life of the note.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Along with the note, the Company issued two classes of warrants to Ellis International Ltd. The Company issued 1,000,000 Series A Warrants with an exercise price of $0.50, and 1,000,000 Series B Warrants with an exercise price of $1.00. Both series of warrants have a 5 year term.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Term Sheets

The Company and an individual entered into a term sheet on August 8, 2013 for $100,000. The Company will issue units consisting of 100,000 shares of common stock, and shares of a new series of preferred stock that the Company will designate. These shares have not yet been issued and are recorded as liabilities for common stock to be issued and preferred stock to be issued.

The Company and an individual entered into a term sheet on September 11, 2013 for $50,000. The Company will issue units consisting of 50,000 shares of common stock, and shares of a new series of preferred stock that the Company will designate. These shares have not yet been issued and are recorded as liabilities for common stock to be issued and preferred stock to be issued.

The Company and an individual entered into a term sheet on September 19, 2013 for $50,000. The Company will issue units consisting of 50,000 shares of common stock, and shares of a new series of preferred stock that the Company will designate. These shares have not yet been issued and are recorded as liabilities for common stock to be issued and preferred stock to be issued.

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 4 separate series’ of preferred stock.

September 30, 2013

			Number		Conversion to
Preferred Stock	Authorized Date	Issue Date	of Shares	Par Value	Common Stock
Series “A" (1)	June 14, 2011	June 2011	200,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	126,280	$.0001	65:1

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The only addition was that for each Series D Preferred Share, the Company issued a detachable cashless warrant that will give the holder (Aquafina) the right to purchase on a cashless basis 30 common shares (a total of 3,300,000 common stock warrants) at $0.50 per preferred share expiring in 2 years (April 1, 2014). The warrant has been valued at $3,825,000 and recorded as additional paid in capital. In addition, the Company is to pay a quarterly dividend in the amount of $33,000 ($0.30 per share per quarter) commencing April 1, 2012. No dividends had been paid through March 31, 2013, therefore the Company accrued $132,000 as of March 31, 2013. Dividends can be paid in the form of additional shares of Series D Preferred Stock or cash. In April 2013, the Company issued 13,200 shares of Series D Preferred Stock as payment for accrued dividends of $132,000 (through March 31, 2013). These accrued dividends have been paid through the issuance of 13,200 shares of Series D Preferred Stock in April 2013. In addition, 3,080 shares of Series D Preferred Stock were issued as payment for accrued dividends for April and May 2013 of $24,640. The total of 126,280 shares of Series D Preferred Stock was exchanged for 126,280 shares of Series E Preferred Stock.

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

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Accrued dividends the Series E Preferred Stock through September 30, 2013 were $33,675.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

In July 2013, the Company entered into various consulting agreements with an individual and various consulting companies for services rendered for 330,000 shares under those agreements. The value of these shares is $164,000. These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On July 3, 2013, the Company issued 200,000 shares of common stock to a consulting company for services rendered valued at $100,000 ($0.50 per share).

On July 11, 2013, the Company entered into a Common Stock Purchase Agreement with an individual for the purchase of 30,000 shares of common stock for $15,000 ($0.50 per share). These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On July 22, 2013, the Company issued 415,800 shares of common stock to a note holder for a restatement of the note valued at $207,900 ($0.50 per share).

On August 1, 2013, the Company entered into a consulting agreement with a consulting company for services rendered for 250,000 shares of common stock for $107,500 ($0.43 per share). These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On August 8, 2013, the Company entered into a financing term sheet with an individual. Under the terms of the term sheet, the Company will issue units of 100,000 shares of common stock. These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On August 19, 2013, the Company issued 250,000 shares of common stock to a consulting company for services rendered valued at $130,000 ($0.52 per share).

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

On August 21, 2013, the Company agreed to issue 250,000 shares to a professional services company for services rendered. These shares are valued at $125,000 ($0.50 per share). These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On August 26, 2013, the Company entered into an amendment and consent agreement to notes held with a various companies in which the Company is to issue 60,000 shares of common stock as part of the amendment. These shares are valued at $25,200 ($0.42 per share). These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On August 28, 2013, the Company issued 1,000,000 shares of common stock to a consulting company for services rendered valued at $460,000 ($0.46 per share).

In September 2013, the Company entered into various consulting agreements with various individuals and consulting companies for services rendered for 4,150,000 shares under those agreements. The value of these shares is $1,550,500. These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On September 9, 2013, the Company entered into a financing term sheet with an individual. Under the terms of the term sheet, the Company will issue units of 50,000 shares of common stock. These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On September 12, 2013, the Company entered into amendments to consulting agreements with an individual and a consulting company in which the Company is to issue 1,500,000 shares of common stock as part of the amendments. These shares are valued at $615,000 ($0.41 per share). These shares have not yet been issued and are recorded as a liability for common stock to be issued.

On September 18, 2013, the Company entered into a financing term sheet with an individual. Under the terms of the term sheet, the Company will issue units of 50,000 shares of common stock. These shares have not yet been issued and are recorded as a liability for common stock to be issued.

As of September 30, 2013, the Company has 45,702,172 shares of common stock issued and outstanding.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Warrants

During the year ended December 31, 2012 and nine months ended September 30, 2013, the Company issued total of 10,220,000 warrants at exercise prices ranging from $.50 to $1.00 per share. All of the warrants are vested and remain outstanding. The warrants have a weighted average price of $0.65.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The two series of warrants associated with the Goldberg note of 100,000 warrants (50,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Edelstein note of 200,000 warrants (100,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the JF Consultants note of 100,000 warrants (50,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

The two series of warrants associated with the Huntington Laurel note of 160,000 warrants (80,000 of each series) are reflected as a debt discount to the note payable and as a derivative liability.

Consultant warrants provided for services to be rendered over a one-year period of time. These 200,000 warrants vest evenly over a one-year period by month. The Company has recorded this as a prepaid expense and will amortize through the conclusion of the contract.

The Company used the black-scholes method to value the warrants, with the following criteria: volatility 146%; quarterly dividend percentage 0%; and discount rate of 1.%.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

As of September 30, 2013, there is no provision for income taxes, current or deferred.

Net operating losses	$2,900,000
Valuation allowance	(2,900,000)

$-

At September 30, 2013 the Company had net operating loss carry forwards in the amount of approximately $8,600,000 available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2013 and 2012 is summarized below.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

NOTE 11-	FAIR VALUE MEASUREMENTS (CONTINUED)

	Level 1	Level 2	Level 3	Total

Cash	$46,079	$-	$-	$46.079

Total assets	$46,079	$-	$-	$46,079

Notes payable, net of debt discount and OID	$-	$-	$1,606,080	$1,606,080

Embedded conversion feature and derivative liability	$-	$-	$2,345,820	$2,345,820

Total liabilities	$-	$-	$3,951,900	$3,951,900

There were no assets or liabilities other than cash that were measured at fair value under this hierarchy for the nine months ended September 30, 2012.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Lease Agreement – New York, New York (57th Street)

In June 2013, the Company on behalf of Millennium Vascular Management Group (“MVMG”) entered into a lease agreement commencing June 11, 2013 for an initial term of twenty-four months. There is a fixed monthly rent of $5,000 payable at the beginning of the month for each day used in the previous month (defined as a “Use Day”). MVMG anticipates using the space at a minimum of 1 day per week and up to 4 days per week if available. The Company can renew the lease for additional twelve month terms. The Company paid a $10,000 deposit in connection with this lease agreement.

Lease Agreement – Garden City, New York

In September 2013, Millennium Vascular Management Group Inc. (“MVMG”) entered into a sublease agreement commencing on or about October 1, 2013 for an initial term of sixty months. The rent shall be $2,000 for each use day MVMG rents this space. MVMG anticipates using the space at a minimum of 1 day per week for the initial year. MVMG can renew the lease for two additional twelve month terms.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Common Stock Issuances

The Company issued 8,850,000 shares of common stock in October and November 2013 for services rendered.

Term Sheets

The Company and an individual entered into a term sheet on October 3, 2013 for $250,000. The Company will issue units consisting of 250,000 shares of common stock, and shares of a new series of preferred stock that the Company will designate.

The Company and an individual entered into a term sheet on October 9, 2013 for $1,000,000. The Company will issue units consisting of 1,000,000 shares of common stock, and shares of a new series of preferred stock that the Company will designate.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The Company and an individual entered into a term sheet on November 7, 2013 for $100,000. The Company will issue units consisting of 100,000 shares of common stock, and shares of a new series of preferred stock that the Company will designate.

The Company and an individual entered into a promissory note on November 7, 2013 for $275,000. The note has a term of one year and accrues interest at 18.2% per annum.

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

On September 18, 2013, the Company entered into an exclusive distribution agreement with eWellness Corporation for distance monitored physical therapy programs. Distance monitored physical therapy programs (“DMpt”) are easy to use physical therapy programs that are critical elements in reducing the effects of diabetes and cardiovascular disease and have the potential to dramatically reduce the overall healthcare expenditures associated with these diseases. The DMpt programs are complete and comprehensive programs that include patient evaluation and testing, exercise intervention and exercise demonstration, all based around on-line program monitoring and follow-up, yielding the most beneficial exercise prescription in achieving optimal patient outcomes and results. A DMpt program is also better able to motivate all patient types to stay consistent in working toward their health and wellness goals.  The programs will also include a trackable physical therapy element along with reachable patient program goals.

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

In January 2013, the Company’s New Jersey physician practice management location under contract became fully operational and up and running. The location was secured by a lease commencing November 15, 2012 for an initial term of ninety months.

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

On September 18, 2013, the Company secured a strategic alliance and entered into an agreement with CodeSmart Group Inc., whereby the Company (through its Coding & Billing subsidiary) will offer, promote and endorse CodeSmart Group Inc.’s ICD-10 Educational and Consulting services and solutions, including, but not limited to ICD-10 traditional services, outsourced coding, strategic consulting services and educational products, including, but not limited to proprietary programs such as CodeSmart University and online education programs.

In July 2013, the Company’s New York City physician practice management location under contract became fully operational and up and running. The location was secured by a license for office space commencing September 11, 2013 for an initial term of twenty-four months.

In October 2013, the Company’s Garden City, New York physician practice management location under contract became fully operational and up and running. The location was secured by a September 2013 sublease commencing on or about October 1, 2013 for an initial term of ninety months.

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

The Company provides healthcare support services which are recognized when the services have been rendered. The management, administration and support services are rendered to healthcare centers and physician practices. Millennium Vascular Management companies offer practice management and administrative services to physicians who specialize in Peripheral Arterial Disease (PAD) under physician employment agreements with medical PCs that are under management and administrative services agreements. These management companies are not in themselves providers of direct or indirect medical services or treatments to patients. The management companies’ business models are designed to offer services and support to contracted medical practices which provide medical treatment to patients. Practice management and administrative services typically include operations management, IT support, billing and collections, credentialing and coding, and other support functions. Management fees generated from providing practice management and administrative services to physician practices are recognized as earned typically based upon cash collections generated by the practices. The Company can negotiate these management fees every nine months.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

As of September 30, 2013 and for the three months ended September 30, 2013 and 2012, the Company operates in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief financial officer (“CFO”).

For the three months ended September 30, 2013, the Company had total revenue and gross profit of $488,959 as compared to total revenue of $474,424 for the three months ended September 30, 2012. Revenue and gross profit increased $14,535 or approximately 3% primarily attributable to general increases in service revenue from physician practice administration and support and in service revenue from medical coding and billing and call answering and emergency dispatch services performed.

Since medical device sales have not commenced yet, and a deposit only on inventory of devices the Company intends to distribute was recorded, no corresponding inventory, or cost of goods sold were recorded for the three months ended September 30, 2013.

General and administrative expenses increased to $4,287.093 from $823,945, or $3,463,148. The increase is primarily attributable to an increase in common stock issued for consulting and other expenses, increased , salaries and wages, and other minor increases, net.

Depreciation and amortization expenses for the three months ended September 30, 2013 of $192,069 increased $1,979 from $190,630 from the three months ended September 30, 2012 related to the capital expenditures the Company acquired.

No credit for income taxes was recorded due to a 100% valuation allowance relating to net operating loss carryforwards.

Net other (loss) was $260,160 for the three months ended September 30, 2013 compared to income of $13,430 for the three months ended September 30, 2012, an increase of $273,590. The net other (loss) in 2013 is comprised of interest expense of $700,731, offset by a change in the fair value adjustment related to the derivative liability of $440,571. Other income in 2012 consisted of interest income.

The net loss of the three months ended September 30, 2013 was $4,275,619 compared to the net loss of $559,721 for the three months ended September 30, 2012. The Company had a loss earnings per weighted common shares outstanding of $.10 for the three months ended September 30, 2013 compared to a loss per weighted common shares outstanding of $.03 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

As of September 30, 2013 and for the nine months ended September 30, 2013 and 2012, the Company operates in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s CFO.

September 30, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$115,282	$-	$1,367,824	$-	$1,483,106

Total Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	115,282	-	1,367,824	-	1,483,106

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	197,822	159,717	433,093	5,857,384	6,648,016
Depreciation and Amortization	233,516	-	3,289	3,39,401	576,206
Other (Income) Loss	-	-		(634)	(634)

Net Income (Loss) Applicable to Common Shares	$(316,056)	$(159,717)	$931,442	$(6,196,151)	$(5,740,481)

September 30, 2012	Coding	Device		Vascular	Corporate	Total

Segmented Operating Revenues	$188,011		$-	$940,000	$30,500	$1,158,511

Total Cost of Revenues	-		-	-	-	-

Gross Profit (Loss)	188,011		-	940,000	30,500	1,158,511

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	301,713		-	491,483	1,184,692	1,977,889
Depreciation and Amortization			-		570,338	570,338
Other (Income) Loss			-		3,90140	3,901,410

Net Income (Loss) Applicable to Common Shares	$(113,702)	$	(-)	$448,517	$(5,625,940)	$(5,291,125)

For the nine months ended September 30, 2013, the Company had total revenue and gross profit of $1,483,106, consisting of $1,367,824 in service revenue from physician practice administration and support and $115,282 in service revenue from medical coding and billing and call answering and emergency dispatch services performed. For the nine months ended September 30, 2012, the Company had total revenue of $1,158,511. Revenue and gross profit increased $324,595 or approximately 28% year over year due to the addition of one site for physician practice management.

Since medical device sales have not commenced yet, and a deposit only on inventory of devices the Company intends to distribute was recorded, no corresponding inventory, or cost of goods sold were recorded for the nine months ended September 30, 2013.

General and administrative expenses increased to $6,648,016 from $1,977,888, or $4,670,128. Common stock issued for consulting and other expenses increased $3,754,272 , salaries and wages increased $$79,326 due to added management personnel for the practice management for vascular services as well as commencement of the medical device business, professional fees increased by $358,951 due to expenses related to loan closings, medical supplies increased by $166,169 due to operating more facilities and other minor increases.

Depreciation and amortization expenses for the nine months ended September 30, 2013 of $576,206 increased $5,868 from $570,388.

Net other income (loss) was $91,948 for the nine months ended September 30, 2013 compared to ($3,835,410) for the nine months ended September 30, 2012, an increase in income of $3,927,358. The net other income (loss) is comprised of interest expense, amortization of debt discount and the fair value adjustment related to the derivative liability. The increase in the net other income (loss) is primarily due to the a decrease in the fair value of the derivative liability for the nine months ended September 30, 2013 of $2,620,883 offset by interest expense of $2,528,935.

No credit for income taxes was recorded due to a 100% valuation allowance relating to net operating loss carryforwards.

The net loss of the nine months ended September 30, 2013 was $5,740,482 compared to the net loss of $5,291,127 for the nine months ended September 30, 2012. The Company had a loss per weighted common shares outstanding of $.13 for the nine months ended September 30, 2013 compared to $.27 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our physician practice administration business and launching our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the nine months ending September 30, 2013 as well as for the years ended December 31, 2012 and 2011 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During the first three quarters of 2013, we were successful in raising net proceeds of $1,025,000 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for September 30, 2013 and 2012:

	Nine Months Ended September 30
	2013	2012
Net cash used in operating activities	$(983,070)	$(1,046,548)
Net cash provided by (used) in investing activities	-	(44,623)
Net cash provided by financing activities	902,000	1,064,500
Net increase (decrease) in cash	$(81,070)	$73,329

Cash flows for the nine months ended September 30, 2013 compared to September 30, 2012: For the nine months ended September 30, 2013, we incurred a net loss of $5,749,482. Net cash used in operating activities was $983,070, net cash provided by/used in investing activities was $0 and net cash provided by financing activities was $902,000. During the nine months ended September 30, 2013 we paid $300,000 in prepaid expenses for our medical device operations and had a net increase in accounts receivable of $543,618 for our physician practice administration operations along with $1,025,000 in net proceeds from debt financings and $128,000 in repayments on debt financing that we previously secured. The Company had only $427606 in cash losses during the period as the non-cash expenditures comprised a significant amount of the net loss for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we incurred a net loss of $5,291,124. Net cash used in operating activities was $1,046,576, net cash used in investing activities was $44,623 and net cash provided by financing activities was $1,064,500. During the nine months ended September 30, 2012 we incurred $44,623 of expenditures for furniture and equipment for our corporate headquarters and our physician practice administration operations along with $693,500 in net proceeds from the sales of common and preferred stock and $471,000 in net proceeds from debt financings.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	September 30, 2013	December 31, 2012
Cash	$46,079	$127,149

Current assets	2,217,977	1,383,538
Current liabilities	7,530,863	9,540,176
Working capital (deficit)	$(5,312,886)	$(8,156,638)

As of September 30, 2013, the Company had a working capital deficit of $5,312,886, compared to $8,156,638 at December 31, 2012, or a decrease in working capital deficit of $2,843,752. As of September 30, 2013, the Company had cash and cash equivalents of $46,079 as compared to $127,149 on December 31, 2012. The decrease in cash of $125,493 is the net result of our operating, investing and financing activities outlined above. For 2013, current assets increased $834,439 due to increases of $543,618 in accounts receivable related to our practice management services and $371,890 in prepaid expenses related to the initial payment for medical devices in February 2013. Current liabilities decreased $2,009,313 with specific decreases in liabilities of $3,105,300 in a liability for common stock to be issued recorded in 2012,; increases in notes payable of $562,807 and increases in the fair value of the derivative liability related to the warrants issued with the notes payable of $79,340.

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

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are not believed to be effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MILLENNIUM HEALTHCARE INC.

DATE: November 19, 2013	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: November 19, 2013	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

DATE: November 19, 2013	By:	/s/ Chris Amandola
Chris Amandola
President

