Form 10-K
period 2013-12-31
MILLENNIUM HEALTHCARE INC.
filed 2014-04-15
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 0001582054

Millennium Healthcare Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3229358
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

400 Garden City Plaza, Suite 440, Garden City,
New York	11530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 516-628-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          ☐ Yes                ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes                 ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of February 28, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on OTCQB was approximately $24 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐ Yes  ☐ No

Indicate the number of shares outstanding of each of the registrant’s classed of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of April 15, 2014 is 70,837,172.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.     We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business

Overview and Description of business

Millennium Healthcare Inc. (“Millennium” or the “Company”) is a medical device and healthcare support and services company. The Company purchases, supplies and distributes revolutionary medical devices and equipment with a focus on prevention and early detection . The Company also provides physician practice administration with a focus on physician practices specializing in cardiovascular procedures. In addition, the Company provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch. The marketplace for the Company’s products and services continues to be high quality physician office, practice and facility locations with competent and caring doctors and staff. The Company was incorporated in Delaware on July 5, 1994 under the name “Kirlin Holding Corp.” In July 2008, the Company changed its name to “Zen Holding Corp.” in connection with the sale of its subsidiary. On June 14, 2011, the Company entered into an asset purchase agreement with Millennium HealthCare Solutions Inc. (“MHS”), whereby it purchased assets of MHS along with assets of its wholly-owned subsidiaries. The Company’s executive office is located at 400 Garden City Plaza, Suite 440, Garden City, NY 11530. The Company’s telephone number is 516-628-5500. Unless otherwise specified, references to the “Company,” “we,” “our” and “us” refer to Millennium Healthcare Inc. and, unless otherwise specified, its subsidiaries.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the "JOBS Act"). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory "say-on-pay" and "say-when-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934 (the "Exchange Act") (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter).

The JOBS Act also provides that an emerging growth company may utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. However, we are choosing to "opt out" of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Products and Services

Medical Device Distribution

The Company is currently launching its medical equipment and device business. Through its wholly owned subsidiary, Millennium Medical Devices, the Company will focus on forming strategic alliances and partnerships with medical device companies that provide innovative and revolutionary medical devices that utilize cutting edge technology and are cost effective and approved by the Food and Drug Administration (“FDA”). The devices that the Company plans to distribute are mainly focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes. All of the products that the Company plans to distribute have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes. The Company intends to ramp up and maintain an inventory of such devices and kits in anticipation of meeting and maintaining distribution and delivery requirements in a timely manner.

During 2013, the Company has entered into a series of distribution agreements with manufacturers for various medical devices. In February, the Company entered into an exclusive nationwide distribution agreement with CDx Diagnostics Inc. for an oral cancer biopsy test. The patented and proprietary oral swab diagnostic platform consists of a unique tissue sampling method combined with computer-assisted laboratory tissue analysis which can identify precancerous epithelial cells that cannot be practically found by any other means. In May, the Company entered into a distribution agreement with Atossa Genetics Inc. for a breast health test and collection kit (“ForeCYTE Breast Health Test”). The ForeCYTE Breast Health Test provides a cytopathological approach for identifying breast cancer risk utilizing Nipple Aspirate Fluid (“NAF”) collected with FDA-cleared, patented MASCT® non-invasive biopsy instrument with a Patented Lab Development Test (“LDT”) that uses five biomarkers of hyperplasia and an additional marker of sample integrity to help evaluate NAF collected. Also in May, the Company entered into an exclusive distribution agreement with Heart Smart Inc. for a heart health test and assessment device (“VasoScan”). VasoScan is designed to analyze the Autonomic Nervous System (ANS) function, Stress and Peripheral Blood Circulation. The VasoScan product is FDA-cleared and provides early detection of arterial wall elasticity and determination of biological arterial age using a non-invasive LED/Photodiode finger probe sensor. In June, the Company entered into an exclusive distribution agreement with eWellness Corporation for distance monitored physical therapy programs. Distance monitored physical therapy programs (“DMpt”) are easy to use physical therapy programs that are critical elements in reducing the effects of diabetes and cardiovascular disease and have the potential to dramatically reduce the overall healthcare expenditures associated with these diseases. The DMpt programs are complete and comprehensive programs that include patient evaluation and testing, exercise intervention and exercise demonstration, all based around on-line program monitoring and follow-up, yielding the most beneficial exercise prescription in achieving optimal patient outcomes and results. The Company is also currently negotiating a Memorandum of Understanding and formal proposal with a nationwide distribution and fulfillment company to facilitate the Company’s primary product support and distribution operations incorporating fulfillment, warehousing and distribution services for its medical devices and products.

Portions of the distribution agreement with Atossa Genetics Inc., the distribution agreement with CDx Diagnostics Inc., the distribution agreement with Heart Smart Inc., the distribution agreement with eWellness Corporation have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

Practice Support and Administration

Through its wholly owned subsidiary, the Company offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. With extensive collective experience and a comprehensive suite of administration services and support, the Company assists the physician and his practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient. The Company develops and supports physician practices and locations specializing in the diagnosis and treatment of peripheral arterial disease (“PAD”) of the lower extremities. PAD is a condition that develops when the arteries that supply blood to the internal organs, arms and legs become completely or partially blocked as a result of atherosclerosis. The Company provides complete and comprehensive administrative services to these practices assisting and supporting physicians build, operate and manage their facility, helping physicians to develop their practice to deliver the most effective and efficient treatments in a safe, convenient, patient-friendly environment. These support services include business management, room build-out, recruitment, information technology, market analysis and assessment, equipment procurement, and credentialing. The Company also provides individual specialized healthcare provider support services through its wholly owned subsidiaries.

The Company provides high quality, advanced medical procedure coding and medical procedure billing and collections. Services include all aspects of medical billing and collections along with medical diagnosis and procedure coding and training for ICD-10, electronic medical records implementation and support. Clinical Documentation Improvement (“CDI”) services include concurrent and retrospective CDI reviews, DRG validation services and secure remote and on-site medical procedure coding. The Company also specializes in providing services in handling call processes and message management for the medical and healthcare industries, the service and trade industries, and the professional and business industries. High quality call answering and emergency dispatch services are provided with state of the art technology designed specifically to manage call, answering, messaging and paging services in a live, true call center environment including live answering 24/7, call overflow management, reception, voicemail and call screening services and on-call, covering physician update management.

Distribution Methods

For its medical device and equipment business, the Company seeks purchase, supply and distribution agreements with labs, manufacturers and/or distributors for specific products the Company chooses to market and distribute. Once arrangements have been made to procure inventory for such products, all distribution and fulfillment will be completed by a national fulfillment company to facilitate the Company’s product support and distribution operations incorporating fulfillment, warehousing and distribution services.

For its physician practice administration business, the Company seeks administrative service agreements with physicians and/or medical PCs for specific administrative services. The distribution of administrative services contracted for will be completed and fulfilled by the Company’s employees, consultants and agents. The Company concentrates on back office and administration duties solely under the direction of the physician or medical PC.

Suppliers

Medical Device Distribution

Currently, the Company’s order fulfillment will be handled by a contracted provider.  In order to meet the Company’s high quality standards for product creation and development, fulfillment providers will be directed to purchase from approximately 4 primary vendors. They, then assemble, pick, pack, and fulfill orders for final delivery by FedEx ground or air from orders that are received online, by phone or mail, and digitally transmitted through the Company’s order fulfillment software. Current suppliers for medical devices the Company plans to distribute are CDx Diagnostics Inc., Atossa Genetics Inc., HeartSmart Inc., and eWellness Corporation. Portions of the distribution agreement with Atossa Genetics Inc., the distribution agreement with CDx Diagnostics Inc., the distribution agreement with Heart Smart Inc., the distribution agreement with eWellness Corporation have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

Practice Support and Administration

Currently, the Company’s order fulfillment for medical supplies monitored and maintained on behalf of a physician practice will be handled by an independent contractor at the facility.  In order to meet the Company’s high quality standards and to ensure physician needs are met, independent contractors on site will work with supplier reps and purchase from a variety of vendors and approximately 6 primary vendors. Arrangements are then made for final delivery to the physician’s facility. Current primary suppliers for medical supplies the Company plans to monitor and maintain on behalf of a physician practice are Cardio Vascular Systems Inc., Abbott Vascular, Terumo Medical Corp., Merit Medical Systems Inc., CR Bard Inc. and St. Jude Medical.

Competition

Medical Device Distribution

The Company’s medical device distribution business operates in competitive areas and markets. Basic barriers to entry-level product distribution in the healthcare industry can be relatively low and the products the Company distributes may face challenges in market adoption due to the reliance of physicians and other medical professionals on existing devices, equipment and diagnostic tools. In addition, physicians and other medical professionals may view certain devices distributed by the Company as a screening tools for existing illnesses, rather than as early detection or preventative tools. As a result, these products may be deemed to compete directly with existing, established procedures, which could impair market adoption of such products.

The Company has secured exclusive and non-exclusive distribution agreements for the products it distributes and as such, the Company does not believe that it currently faces significant competition in providing medical devices and equipment to healthcare providers and practices. The Company believes that the devices it distributes are well positioned to compete in markets based on the innovative, high quality devices being offered, the reputations of the physicians utilizing the devices, as well as the Company’s and its management team’s reputation and extensive industry experience; however, there can be no assurance that these devices will be able to compete effectively with existing devices in their markets or that new devices or competitors will not enter into their markets or that the equipment and devices being distributed will be readily accepted into their markets. These existing and new competitors may have greater financial and other resources than the Company and/or the products’ manufacturers. The Company faces increased competition from existing equipment and devices, as well as the development of new medical equipment and devices entering its markets.

Practice Support and Administration

The Company’s physician practice administration business operates in competitive areas and markets. The Company’s clients compete with other PAD practice providers, practices and surgical clinics that provide PAD and atherectomy procedures and vascular surgeons. Basic barriers to entry-level practice management in the cardiovascular and PAD care industry can be relatively low.

The Company does not believe that it currently faces significant competition in providing administration and support services to cardiovascular practices. The Company believes that the cardiovascular practices it manages and works with are well positioned to compete in markets based on the reputations of the physicians providing services at those practice facilities, as well as the Company’s and its management team’s reputation and extensive industry experience; however, there can be no assurance that these physician practices will be able to compete effectively with existing providers in their markets or that new competitors will not enter into their markets. These existing and new competitors may have greater financial and other resources than the Company or the practices under management do. The Company faces increased competition from existing practices, as well as new healthcare management companies and healthcare providers entering its markets.

As the Company distributes medical devices and equipment and also provides a full suite of management, administration, support and consulting services to physicians, healthcare providers, practices, offices, facilities and locations, the Company’s products and services appeal and apply to a vast array of clientele and has no real dependency on any one or major customer.

Intellectual Property

The Company has the following intellectual properties:

•	United States Letters Patent entitled Safety Syringe - application serial no. 12/931,053 filed on January 21, 2011

Government Regulations

To the best of its knowledge, there are currently no known existing or probable government regulations that may adversely affect the Company’s business, however, a severe and/or drastic change in the government’s reimbursement rates, policies and/or procedures, for both targeted medical devices and practice management procedures along with the related medical coding and billing for such devices and services could have a material effect on the Company’s business.

Information Systems: The Company’s information systems, to the extent such systems hold or transmit patient medical information, operate in compliance with state and federal laws and regulations relating to the privacy and security of patient medical information, including the Health Insurance Portability and Accountability Act (“HIPAA”). While the Company has endeavored to establish its information systems to be compliant with such laws, including HIPAA, such laws are complex and subject to interpretation.

United States Medical Device Regulation: The Federal Food, Drug, and Cosmetic Act (“FDCA”), and the FDA’s implementing regulations, govern registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, and post-market surveillance. Medical devices and their manufacturers are also subject to inspection by the FDA. The FDCA, supplemented by other federal and state laws, also provides civil and criminal penalties for violations of its provisions. The Company distributes and markets medical devices that, when manufactured, may be regulated by the FDA, comparable state agencies and regulatory bodies.

Privacy and Security of Health Information and Personal Information; Standard Transactions: The Company may be engaged by a healthcare practice or facility that is considered a Covered Entity under the terms of HIPPA. In providing and performing administration and support services for such Covered Entities (i.e. physician practices and laboratories), such as medical coding and medical billing, medical chart review, healthcare facility call and message management, healthcare emergency dispatch and physician practice administration, the company may come in contact with a Covered Entity’s confidential patient medical information. Under such an engagement, the Covered Entity may make available and/or transfer to the Company certain Protected Health Information, as that term is defined and certain Electronic Protected Health Information ("EPHI") as that term is defined, in connection with goods or services that are being provided by the Company to the Covered Entity, that is confidential and subject to protection under HIPAA, HIPAA regulations and the HITECH Act. As such, the Company would be considered a Business Associate of the Covered Entity and further be subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients the Company’s client physician practices and facilities treat. The Company, as a “Business Associate”, is subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients its client physicians treat. The principal federal legislation is part of HIPAA, pursuant to which, the Secretary of the Department of Health and Human Services, or “HHS”, has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. These regulations also confer certain rights on patients regarding their access to and control of their medical records in the hands of healthcare providers.

Four principal regulations have been issued in final form: privacy regulations, security regulations, standards for electronic transactions, and the National Provider Identifier regulations. The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of an individual’s personal health information, referred to in the privacy regulations as “protected health information,” by health plans, healthcare providers, and healthcare clearinghouses. The Company is a Business Associate within the meaning of HIPAA. HIPAA requires health care providers to enter into Business Associate contracts with certain businesses to which they disclose patient health information. These Business Associate contracts generally require the recipients of such information to use appropriate safeguards to protect the patient health information they receive. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	Provide that the company obtain and use confidential patient health information obtained from its clients only as necessary to perform customer service and support functions;

•	Limit access to such information to those employees and agents who perform identified service and support functions;

•	Prohibit disclosure of patient health information received from clients to persons who are not employees or agents of the company in the absence of express approval from the legal department and, if appropriate, the client and/or patient;

•	Require all employees and agents of the company to report uses and disclosures of patient information that are not permitted by the company’s Privacy and Security Policy;

•	Provide that the company investigate all reports that patient health information was used in a manner not permitted by its Privacy and Security Policy and will impose appropriate sanctions for conduct prohibited by the policy as required and/or permitted by law;

•	Establish and ensure that the company’s employees and agents who may come in contact with patient health information receive training regarding the company’s Privacy and Security Policy and the importance of protecting the privacy and security of patient health information;

•	Provide for the storage and transmission of patient health information received from clients in a secure manner that protects the integrity, confidentiality and availability of the information; and

•	Establish that the company’s employees, contractors and agents who may come in contact with patient health information maintain any and all protected health information obtained through operating their respective businesses confidential, and agree and acknowledge that such information is subject to protection under HIPAA, the HIPAA regulations and the HITECH Act and will conduct their businesses according to such.

The federal privacy regulations, among other things, restricts the Company’s ability to use or disclose protected health information in the form of patient-identifiable data, without written patient authorization, for purposes other than payment, physician treatment, or healthcare operations (as defined by HIPAA) except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, the Company could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

The Company has implemented policies and practices that it believes brings it into compliance with the privacy regulations. However, the documentation and process requirements of the privacy regulations are complex and subject to interpretation. Failure to comply with the privacy regulations could subject the Company to sanctions or penalties, loss of business, and negative publicity.

The HIPAA privacy regulations establish a “floor” of minimum protection for patients as to their medical information and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both HIPAA privacy regulations and various state privacy laws. The failure to do so could subject the Company to regulatory actions, including significant fines or penalties, and to private actions by patients, as well as to adverse publicity and possible loss of business. In addition, federal and state laws and judicial decisions provide individuals with various rights for violation of the privacy of their medical information by healthcare providers.

The final HIPAA security regulations, which establish detailed requirements for physical, administrative, and technical measures for safeguarding protected health information in electronic form, became effective on April 21, 2005. The Company has employed what it considers to be a reasonable and appropriate level of physical, administrative and technical safeguards for patient information. Failure to comply with the security regulations could subject the Company to sanctions or penalties and negative publicity.

The final HIPAA regulations for electronic transactions, referred to as the transaction standards, establish uniform standards for certain specific electronic transactions and code sets and mandatory requirements as to data form and data content to be used in connection with common electronic transactions, such as billing claims, remittance advices, enrollment, and eligibility. The Company has outsourced to a third-party vendor the handling of its billing and collection transactions, to which the transaction standards apply. Failure of the vendor to properly conform to the requirements of the transaction standards could, in addition to possible sanctions and penalties, result in payors not processing transactions submitted on the Company’s behalf, including claims for payment.

The HIPAA regulations on adoption of national provider identifiers, or NPI, required healthcare providers to adopt new, unique identifiers for reporting on claims transactions submitted after May 23, 2007. The Company may obtain NPIs for our client physicians so that we may report NPIs to Medicare, Medicaid, and other health plans on their behalf.

The healthcare information of the Company’s client physician’s patients includes social security numbers and other personal information that are not of an exclusively medical nature. The consumer protection laws of a majority of states now require organizations that maintain such personal information to notify each individual if their personal information is accessed by unauthorized persons or organizations, so that the individuals can, among other things, take steps to protect themselves from identity theft. The costs of notification and the adverse publicity can both be significant. Failure to comply with these state consumer protection laws can subject a company to penalties that vary from state to state, but may include significant civil monetary penalties, as well as to private litigation and adverse publicity. California recently enacted legislation that expanded its version of a notification law to cover improper access to medical information generally, and other states may follow suit.

Federal and State Fraud and Abuse Laws: The federal healthcare Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce referrals or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under a governmental payor program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, opportunity to earn income, and providing anything at less than its fair market value. The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions that, if met, will provide healthcare providers and other parties with an affirmative defense against prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

Physician Referral Prohibitions: Under a federal law directed at “self-referral,” commonly known as the Stark Law, prohibitions exist, with certain exceptions, on Medicare and Medicaid payments for procedures/tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the facility performing the procedures/tests. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal governmental payor programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts.

Any arrangement between a facility and a physician or physicians’ practice that involves remuneration will prohibit the facility from obtaining payment for services resulting from the physicians’ referrals, unless the arrangement is protected by an exception to the self-referral prohibition or a provision stating that the particular arrangement would not result in remuneration. Among other things, a facility’s provision of any item, device, or supply to a physician would result in a Stark Law violation unless it was used only to collect, transport, process, or store specimens for the facility, or was used only to order tests or procedures or communicate related results. This may preclude a facility’s provision of fax machines and computers that may be used for unrelated purposes. Most arrangements involving physicians that would violate the Anti-Kickback Statute would also violate the Stark Law. Many states also have “self-referral” and other laws that are not limited to Medicare and Medicaid referrals. These laws may prohibit arrangements which are not prohibited by the Stark Law, such as a laboratory’s placement of a phlebotomist in a physician’s office to collect specimens for the laboratory. Finally, recent amendments to these laws require self-disclosure of violations by providers.

Corporate Practice of Medicine: The Company’s contractual relationships with licensed healthcare providers are subject to regulatory oversight, mainly by state licensing authorities. In certain states, for example, limitations may apply to the relationship with the provider that the Company intends to engage, particularly in terms of the degree of control that the Company exercises or has the power to exercise over the practice of medicine by those providers. A number of states, including New York, Texas, and California, have enacted laws prohibiting business corporations, such as the Company, from practicing medicine and employing or engaging physicians to practice medicine. These requirements are generally imposed by state law in the states in which we operate, vary from state to state, and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to the Company even if it does not have a physical presence in the state, based solely on the engagement of a healthcare provider licensed in the state or the provision of services to a resident of the state. The Company believes that it operates in material compliance with these requirements. However, failure to comply can lead to action against the Company and the licensed healthcare professionals that the Company engages, fines or penalties, receipt of cease and desist orders from state regulators, loss of healthcare professionals’ licenses or permits, the need to make changes to the terms of engagement of those professionals that interfere with the Company’s business, and other material adverse consequences.

Referrals of a Public Company: The Company’s stock is quoted on the OTC Pink, and as such, is not able to accept referrals from physicians who own, directly or indirectly, shares of our stock unless we comply with the Stark Law exception for publicly traded securities. This requires, among other things, $75 million in stockholders’ equity (total assets minus total liabilities). The parallel safe harbor requires, among other things, $50 million in undepreciated net tangible assets, in order for any distributions to such stockholders to be protected under the Anti-Kickback Statute.

Compliance Programs: Compliance with government rules and regulations is a significant concern throughout the industry, in part due to evolving interpretations of these rules and regulations. The Company seeks to conduct its business in compliance with all statutes and regulations applicable to its operations. To this end, the Company has established and continues to establish compliance programs that review for regulatory compliance procedures, policies, and facilities throughout its business.

Employees

As of March 31, 2014, the Company had eight (8) full-time employees.  None of our employees are represented by a labor union, and we consider relations with our employees to be good.

The officers of the company and the company’s subsidiaries have the same powers and duties with respect to the management of the business affairs for the Company and the oversight of the day-to-day management operations for the Company as officers of a business would have. They perform such other reasonable duties (taking into consideration the person’s position in the Company) as may be prescribed by the Board of Directors of the Company from time to time. They are obligated to use best efforts to serve the Company faithfully and promote its best interests and shall devote all of his business time, attention and services to the faithful and competent discharge of such duties.

Item 1A.	Risk Factors

An investment in the Company’s common stock involves an extremely high degree of risk.  You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in the Company’s common stock.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR BUSINESS

The Company has incurred loss since inception and the Company’s auditor has expressed substantial doubt about our ability to continue as a going concern.

The Company commenced generating revenues from operations in 2011, and raised funds during 2012 from the sale of common stock in the amount of $216,000; the additional funding through preferred stock in the amount of $477,500; and through the issuance of various notes in the amount of $1,990,000. However, the Company incurring losses of $5,740,481 in the nine months ended September 30, 2013 and $17,952,356 for the year ended December 31, 2012. The Company had losses of approximately $844,023 for the nine months ended September 30, 2013 and $888,899 for the year ended December 31, 2012 from operations that did not include the fair value of common stock issued for services rendered, under employment/consulting agreements and depreciation and amortization expenses. The Company had an accumulated deficit in the amount of $41,056,056 and cash of $46,079 as of September 30, 2013.

In their report dated June 6, 2013, the Company’s then independent registered auditor, KBL, LLP, stated that the Company’s financial statements for the fiscal year ended December 31, 2012, were prepared assuming that it would continue as a going concern. However, they also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of significant losses due to certain debt instruments. The Company’s continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

The Company’s success depends on the successful raise of sufficient working capital.

The success of the Company’s business strategy depends on the Company’s ability to successfully secure raising additional working capital. The Company’s ability to continue as a going concern is an issue raised as a result of significant losses due to certain debt instruments. The Company also continues to experience operating losses. Although not specifically determined at this time, the company intends to continue to investigate and pursue options and methods of raising capital to meet its financing needs and financial goals, however we can give no assurance as to our ability to raise such sufficient capital or our ability to continue as a going concern.

The Company is dependent on the continued participation and level of service of its third-party service provider(s).

The Company relies on third-party service providers to provide certain services to us and/or our customers. If any of these third-party service providers stop supporting the Company or if our network of providers does not expand, we will likely have to expand our internal team to meet the needs of our customers, which could increase our operating costs and result in lower gross margins. We can make no assurance that we will be able to establish and maintain the third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms.

Defects, failures or quality issues associated with the products the Company distributes could lead to recalls or safety alerts, negative publicity regarding the Company and litigation, including product liability claims, that could adversely affect its business and reputation and result in loss of customers. Loss reserves are difficult to estimate.

The design, manufacture and marketing of medical devices of the types the Company distributes entail inherent risks. There are a number of factors that could result in an unsafe condition, injury or death of a patient with respect to products that the Company distributes, including quality issues, component failures, manufacturing flaws, unanticipated or improper uses of the products, design defects or inadequate disclosure of product-related risks or product-related information. Any of these issues could lead to a recall of, or safety alert relating to, one or more of the products distributed by the Company. Any recall, whether voluntary or required by the FDA could result in significant costs and significant negative publicity. Negative publicity including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of the products, harm the Company’s reputation, decrease demand for the products, result in the loss of customers, lead to product withdrawals and/or harm the Company’s ability to successfully launch and market in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings, and a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Healthcare reform could impact the demand for the Company’s services.

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or the “Affordable Care Act”, were signed into law in March 2010 and will result in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system.  The full impact of the Affordable Care Act is uncertain, and will depend on future regulations and guidance to be promulgated by the Centers or Medicare & Medicaid Services.  Any new reimbursement methodologies and mechanisms adopted by Medicare, Medicaid or other commercial third party payors as a direct or indirect result of the affordable care Act could have an impact on the demand and reimbursement for our services.

The Company faces competition from existing providers, as well as new providers entering its markets.

The Company’s medical equipment and device business operates in competitive areas and markets. Basic barriers to entry-level product distribution in the healthcare industry can be relatively low and the products the Company distributes may face challenges in market adoption due to the reliance of physicians and other medical professionals on existing devices, equipment and diagnostic tools. In addition, physicians and other medical professionals may view certain devices distributed by the Company as a screening tool for existing illnesses, rather than as an early detection or preventative tool. As a result, certain products may be deemed to compete directly with existing, established procedures, which could impair market adoption of such products.

The Company’s physician practice administration business operates in competitive areas and markets. The Company’s clients compete with other PAD practice management providers, practices and surgical clinics that provide PAD and atherectomy procedures and vascular surgeons. Basic barriers to entry-level practice management in the cardiovascular and PAD care industry can be relatively low.

New distributors and new healthcare providers that enter the Company’s markets impact the Company’s market share, business volume and growth rates. Increased competitive pressures require the Company to commit resources to marketing efforts, which impacts the Company’s margins and profitability. There can be no assurance that the Company will be able to compete effectively with existing providers in its markets or that new competitors will not enter into its markets. These existing and new competitors may have greater financial and other resources than the Company does. Increased competition could also make it more difficult for the Company to expand its business.

The development of alternative treatments could diminish demand for the Company’s services.

The healthcare industry is dynamic, and new, technologically intensive devices are constantly under development. New devices that are more effective could decrease patient demand or profitability for the products that the Company currently distributes and patients could seek treatment elsewhere.

If the Company is found not to be in compliance with applicable laws and regulations, it could be subject to significant fines or penalties, be forced to curtail certain of our operations or rearrange material agreements to its detriment.

The Company is subject to numerous federal and state laws and regulations, including, but not limited to, federal and state anti-kickback laws, controlled substances laws, the federal Stark law and state self-referral laws, false claims laws, the HIPAA, Medicare and Medicaid regulations and laws regulating the business of insurance. These laws and regulations are extremely complex and could be subject to various interpretations. Many aspects of the Company’s business, to date, have not been the subject of federal or state regulatory review and the Company may not have been in compliance at all times with all applicable laws and regulations. If the Company is found by a court or regulatory authority to have violated any applicable laws or regulations, the Company could be subject to significant fines or penalties or be forced to curtail certain of its operations.

The Company’s success depends on retaining key members of its management team.

The success of the Company’s business strategy depends on the continued contribution of key members of its management team. The loss of key members of this team could disrupt its growth plans and its ability to implement its business strategy.

Economic instability could continue to adversely affect the Company.

Financial markets and the economies in the United States and internationally may continue to experience disruption and volatility as they have in recent years and conditions could worsen. As a result, the economic environment (including deteriorating economic conditions in certain countries in Europe) may, among other things:

●	increase the sales cycle for certain of our products;

●	slow the adoption of new technology;

●	adversely affect the Company’s suppliers, which could disrupt the Company’s ability to distribute the products; and

●	limit the Company access to capital on terms acceptable to the Company.

These conditions may continue in the future. Any of these conditions could have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

We may be subject to significant liability claims and litigation, including potential exposure from the use of our product candidates as well as from physician locations under management, and our insurance may be inadequate to cover claims that may arise.

Our business exposes us to potential liability risks inherent in the administration and support of healthcare facilities and the processing, marketing and distribution of medical device products. Such liability claims may be expensive to defend and result in large judgments against us. We face an inherent risk of product liability exposure related to current and any future product candidates and will face an even greater risk with respect to any commercial sales of such products once distribution begins. No product candidate has been widely used over an extended period of time, and therefore safety data is limited. The manufacturing process and handling requirements are extensive, which increases the risk of quality failures and subsequent product liability claims.

We will need to increase our insurance coverage when we begin commercializing product candidates, if ever. At that time, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all, or if claims against us substantially exceed our coverage, then our financial position could be significantly impaired.

Whether or not we are ultimately successful in any product liability litigation that may arise, such litigation could consume substantial amounts of our financial and managerial resources, decreased demand for our products and injure our reputation.

We seek to maintain errors and omissions, directors and officers, workers' compensation and other insurance at levels we believe to be appropriate to our business activities. If, however, we were subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our own limited resources, which could have a material adverse effect on our financial condition, results of operations and business. Additionally, liability or alleged liability could harm our business by diverting the attention and resources of our management and damaging our reputation.

There is no guarantee that the market for our products or services will develop, and it exposes us to risks inherent in the long-term distribution and growth of our products and services.

There currently is no significant global market for our product candidates, nor is there any guarantee that such markets will develop in the near future, or at all. Adverse outcomes or limitations of our products or services, including, but not limited to damage, destruction or a failure in performance or facility or systems of our service providers, could harm our reputation and business and expose us to significant liability from customers. While we believe that we will procure insurance to cover certain of these risks, we may in fact have insufficient insurance to cover losses beyond the limits on its policies, which could have a material adverse effect on our financial condition.

Healthcare companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, including under Healthcare Reform, have made it easier for private parties to bring “ qui tam ” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provisions.

We are not aware of any government investigations involving any of our physician facilities or management. While we believe that we are in material compliance with applicable governmental healthcare laws and regulations, any future investigations of our business, clients or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the products distributed or the physician practices to which our administration services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.

To the extent that health care providers cannot obtain coverage or reimbursement for cardiovascular procedures and treatment or for medical device products, they may elect not to provide such therapies and products to their patients and, thus, may not need our products or services. Further, as cost containment pressures are increasing in the health care industry, government and private payors may adopt strategies designed to limit the amount of reimbursement paid to health care providers.

Similarly, the trend toward managed health care and bundled pricing for health care services in the United States, which may accelerate under the healthcare reform legislation approved by Congress on March 23, 2010 and thereafter signed into law (“Healthcare Reform”), could significantly influence the purchase of healthcare support services and products, resulting in lower prices and reduced demand for our products and support services.

Federal health care programs, such as Medicare, are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of physician services and products covered by such programs or the reimbursement rates paid directly or indirectly to physicians could significantly influence the products sold to, and our administration and support services for, such physicians and their facilities. To the extent that any health care reform favors the reimbursement of other product and services over products and services the company provides, such reform could affect our ability to sell our products and services, which may have a material adverse effect on our revenues.

The limitation on reimbursement available from private and government payors may reduce the demand for, or the price of, physician services and products, which could have a material adverse effect on our revenues. Additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future which could adversely affect the revenues generated from the sale of our products and services provided to such healthcare facilities.

Furthermore, there has been a trend in recent years towards reductions in overall funding for Medicare and Medicaid. There has also been an increase in the number of people who do not have any form of health care coverage in recent years and who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The extent to which the reforms brought about under Healthcare Reform may be successful in reducing the number of such uninsured is unclear, and the reduced funding of governmental programs and increase in uninsured populations could have a negative impact on the demand for our administration services to the extent they relate to such products sold and administrative services provided to physician facilities which are reimbursed by government and private payors.

Additionally, and more specifically reimbursements and reimbursement rates for Peripheral Arterial Disease (PAD) procedures are currently under review and a negative change could drastically affect the Company’s ability to successfully and profitably perform practice management and administration for physicians which could further result in the discontinuance of that business segment.

Unintended consequences of recently adopted healthcare reform legislation in the U.S. may adversely affect our business.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. On March 23, 2010, healthcare reform legislation was approved by Congress and has been signed into law. While we do not believe this legislation will have a direct impact on our business, the legislation has only recently been enacted and requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the recent amendments pursuant to the Fraud Enforcement and Recovery Act of 2009 (“FERA”), have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Also, in some instances our clients may be health insurers that will be subject to limitations on their administrative expenses and new federal review of “unreasonable” rate increases that could impact the prices they pay for our services. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

Defects or disruptions in our services and products along with changes in reimbursement rates and procedures could diminish demand, delay or defer collection cycles for accounts receivable and subject us to substantial liability.

Because our products and service are complex, our services may be subject to errors and our products may have defects that are identified after use that could result in unanticipated downtime for our customers and harm our reputation and our business. We have from time to time found defects and errors in our services and products and new defects and errors may be detected in the future. In addition, our customers may use products and services in unanticipated ways that may cause a disruption in service or product use. Since our customers use our products and services for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our products or services could hurt our reputation and may damage our customers’ businesses. Furthermore, our customers are physician and healthcare profession facilities who rely on health care programs, such as Medicare, for medical procedures performed and medical devices used in their practices and are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of physician services and products covered by such programs or the reimbursement rates paid. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, all of which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, create substantial doubt on account collectability or the expense and risk of litigation.

RISKS ASSOCIATED WITH INVESTING IN THE COMPANY’S COMMON STOCK

The Company’s Stock Has Historically Had a Limited Market and the Trading Prices May Be Volatile.

The market price of the Company’s shares of common stock may be based on factors that may not be indicative of future market performance.  Consequently, the market price of the Company’s common stock may vary greatly.  There is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond the Company’s control:

●	variations in the Company’s quarterly operating results;

●	announcements that the Company’s revenue or income/loss levels are below analysts’ expectations;

●	general economic slowdowns;

●	changes in market valuations of similar companies;

●	announcements by the Company or its competitors of significant contracts; or

●	acquisitions, strategic partnerships, joint ventures or capital commitments.

Because the Company’s Shares Are Deemed “Penny Stocks,” You May Have Difficulty Selling Them In The Secondary Trading Market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Additionally, if the equity security is not registered or authorized on a national securities exchange that makes certain reports available, the equity security may also constitute a “penny stock.”  As the Company’s common stock comes within the definition of penny stock, these regulations require the delivery by the broker-dealer, prior to any transaction involving the Company’s common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s common stock. The ability of broker-dealers to sell the Company’s common stock and the ability of shareholders to sell the Company’s common stock in the secondary market would be limited.  As a result, the market liquidity for the Company’s common stock would be severely and adversely affected. The Company can provide no assurance that trading in the Company’s common stock will not be subject to these or other regulations in the future, which would negatively affect the market for the Company’s common stock.

The Company Will Be Subject To The Reporting Requirements Of Federal Securities Laws, Which Can Be Expensive.

Upon the effectiveness of this registration statement, the Company will become subject to the information and reporting requirements under the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002.  The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if the Company was a privately-held company.

The Company’s failure to maintain effective internal control over financial reporting could lead to inaccuracies in its reported financial results.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If the Company’s independent registered public accounting firm were to determine that a significant deficiency were to exist, or if the Company was otherwise unable to achieve and maintain effective internal controls on a timely basis, management would not be able to conclude that we have effective internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, the Company’s independent registered public accounting firm would not be able to certify as to the effectiveness of its internal control over financial reporting.  Moreover, any failure to establish and maintain effective systems of internal control and procedures may impair its ability to accurately report its financial results.  Such failures and the reporting that the Company’s system of internal controls over financial reporting was not effective could result in a restatement of its financial statements and cause investors to lose confidence in the reliability of its financial statements, which could result in a decline in the Company’s stock price.

In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are convertible into or exercisable for our Common Stock, which could result in significant additional dilution and downward pressure on our stock price.

The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our Common Stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our Common Stock available for purchase in the market to exceed the purchase demand for our Common Stock. Such supply in excess of demand could cause the market price of our Common Stock to decline.

Actual and beneficial ownership of large quantities of our Common Stock and certain Preferred Stock by our executive officers and directors may substantially reduce the influence of other stockholders.

As a result, such persons may have the ability to exercise enhanced control and influence over the approval process for actions that require stockholder approval, including the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval. Furthermore, at certain times the interests of our substantial stockholders may conflict with the interests of our other stockholders.

If we are unsuccessful in raising the required capital or building or contracting for commercial sales and marketing capabilities in the United States, our revenues from any future products will be adversely affected.

We currently have no capabilities or experience in the selling, marketing or commercial distribution of medical device products. We currently have product candidates that are ultimately approved for marketing, and would need to hire and develop an internal sales and marketing organization and/or outsource these functions to one or more third parties.

We may be unable to secure the required capital or be unable to establish sufficient marketing, sales and distribution capabilities necessary to successfully inventory, commercialize and gain market acceptance for any of our product candidates. In addition, co-promotion or other marketing arrangements with third parties to commercialize product candidates could significantly limit the revenues we recognize from such product candidates, and these third parties may fail to commercialize the product candidates successfully.

Factors outside the Company's control could require us to record an asset impairment of goodwill.

We are required to analyze goodwill and other intangible assets for impairment. Factors out of the Company's control, including, but not limited to the economic environment, market capitalization, federal and local government regulations and anticipated cash flows of the Company could require us to record an impairment charge for goodwill. The accounting guidance establishes a method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. If an impairment is found to exist, we will be required to record a non-cash asset impairment charge which could be significant.

Item 1B.	Unresolved Staff Comments

 Not applicable.

Item 2.	Properties

DESCRIPTION OF PROPERTY

The Company leases approximately 7,500 square feet in Garden City, New York. All management activities of the Company are conducted out of this location. The lease term expires on December 31, 2023, and has an annual rent of approximately $ 169,143 for the year ended December 31, 2013.  The Company believes this facility is adequate to meet its current and future operating needs.

The Company, on behalf of one of its operating subsidiary, leases approximately 2,900 square feet in New Brunswick, New Jersey commencing on November 15, 2012 for an initial term of sixty months. The annual rent is approximately $64,080 for the year ended December 31, 2013.  The subsidiary utilizes the space for its client and anticipates a minimum of 1 day per week for the current year.

The Company, on behalf of one of its operating subsidiaries, leases certain office space in Garden City, New York commencing on October 1, 2013 for an initial term of sixty months. The Company can renew the lease for two additional twelve month terms. The annual rent is approximately $24,000 for the year ended December 31, 2013.  The subsidiary utilizes the space for its client and anticipates a minimum of 1 day per week for the current year.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. We are not currently party to any material legal proceedings.

Item 4.	Mine Safety disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quotations for the common stock of the Company are included in the under the symbol “MHCC.” The following table sets forth for the respective periods indicated the prices of the common stock as quoted on the OTC Markets. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter Ended:	High Bid ($)	Low Bid ($)

March 31, 2012	$1.69	$1.11
June 30, 2012	$1.34	$1.10
September 30, 2012	$1.45	$1.05
December 31, 2012	$1.65	$0.55
March 31, 2013	$1.11	$0.55
June 30, 2013	$0.80	$0.35
September 30, 2013	$0.60	$0.25
December 31, 2013	$0.5099	$0.2662

As of April 15, 2014, there were approximately 121 holders of record of our common stock.

Since inception, no dividends have been paid on the common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2013, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Common Stock

On January 29, 2013, the Company issued 20,175,000 shares of common shares to certain consultants, advisory board members and employees for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On May 2, 2013, the Company issued 100,000 shares of restricted stock for services rendered to a professional services firm. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between June 3 and June 19, 2013, the Company issued 400,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On July 3, 2013, the Company issued 200,000 shares of common stock to a consulting company for services rendered valued at $100,000 ($0.50 per share). The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On July 22, 2013, the Company issued 415,800 shares of common stock to a note holder for a restatement of the note valued at $207,900 ($0.50 per share). The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On August 19, 2013, the Company issued 250,000 shares of common stock to a consulting company for services rendered valued at $130,000 ($0.52 per share). The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On August 28, 2013, the Company issued 1,000,000 shares of common stock to a consulting company for services rendered valued at $460,000 ($0.46 per share). The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On November 4, 2013, Millennium ProComm Solutions Inc. (“ProComm”), a subsidiary of the Company entered into an asset purchase agreement with EJ Thompson Central Services Inc. (“EJ Thompson”), pursuant to which, ProComm acquired certain assets consisting of answering service customer accounts and EJ Thompson’s DID lightpath lines.  In consideration, ProComm agreed to pay $17,500.00 and deliver 175,000 restricted shares of the Company’s common stock. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Series E Preferred Stock

On June 1, 2013, the Company issued 126,280 shares of the Series E Preferred Stock in conversion of the outstanding Series D Preferred Stock and interest unpaid at a conversion price of $10.00 per preferred share. Starting June 1, 2014, the Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time and convert automatically on May 31, 2018 as well as providing for an annual dividend of $0.80 per share per year. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Series F Preferred Stock

From August 2013 to February 2014, the Company completed a private placement pursuant to a term sheet closed on 3,000,000 units of its securities for gross proceeds of $ 3,000,000.  Each unit (“Unit”) consists of one share of the Company’s Common Stock, and one share of a new series of preferred stock to be designated by the Company (“Series F Preferred Stock”).   The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Warrants

On January 25, 2013, the Company issued five year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On January 25, 2013, the Company issued five year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On January 29, 2013, the Company issued five year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On January 29, 2013, the Company issued five year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On February 11, 2013, the Company issued five year warrants to purchase 40,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On February 11, 2013, the Company issued five year warrants to purchase 40,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On February 21, 2013, the Company issued five year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On February 21, 2013, the Company issued five year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On March 15, 2013, the Company issued five year warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 15, 2013, the Company issued five year warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 22, 2013, the Company issued five year warrants to purchase 60,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 22, 2013, the Company issued five year warrants to purchase 60,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 5, 2013, the Company issued five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 5, 2013, the Company issued five year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 19, 2013, the Company issued five year warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 19, 2013, the Company issued five year warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain promissory note with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Notes

On January 25, 2013, we issued a promissory note to an accredited investor in the amount of $62,500 for cash proceeds of $50,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On January 29, 2013, we issued a promissory note to an accredited investor in the amount of $62,500 for cash proceeds of $50,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 11, 2013, we issued a promissory note to an accredited investor in the amount of $20,000 for cash proceeds of $20,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 21, 2013, we issued promissory notes to accredited investors in the amount of $630,000 for cash proceeds of $500,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 15, 2013, we issued promissory notes to accredited investors in the amount of $100,000 for cash proceeds of $100,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 22, 2013, we issued promissory notes to accredited investors in the amount of $37,800 for cash proceeds of $30,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 5, 2013, we issued promissory notes to accredited investors in the amount of $157,500 for cash proceeds of $125,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 19, 2013, we issued promissory notes to accredited investors in the amount of $31,500 for cash proceeds of $25,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 27, 2013, we issued promissory notes to accredited investors in the amount of $63,000 for cash proceeds of $50,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 27, 2013, we issued promissory notes to accredited investors in the amount of $63,000 and amended to $50,400 for cash proceeds of $40,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 28, 2013, we issued promissory notes to accredited investors in the amount of $31,500 for cash proceeds of $25,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 10, 2014, the Company sold a Convertible Promissory Note in the principal amount of $353,000, dated February 7, 2014 for cash consideration of $325,000 by and between the Company and WHC Capital LLC, Bravo Series. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Current Operations and Recent Developments

The Company is currently launching its medical equipment and device business. This business focuses on strategic alliances and partnerships with medical device companies that provide innovative medical devices that utilize cutting edge technology, are cost effective, and FDA approved. Devices the Company elects to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. All of the products that the Company distributes have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes. For the year ending December 31, 2013, the Company has made deposits and purchases of over $1.1 Million for devices the Company intends to distribute during the launch of this business. The Company anticipates to start placing and distributing these devices as early as the first quarter of 2014.

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

On November 4, 2013, the Company’s subsidiary, Millennium ProComm Solutions Inc. acquired the call answering service accounts of Bellringer Communications Inc. from EJ Thonpson Central Services Inc. for $17,500 and 175,000 shares of common stock. Through this transaction, ProComm has obtained the rights and assignment of approximately 41 additional service customers.

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

Revenue Recognition: The Company recognizes revenues from the following sources:

Sales of medical devises are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the buyer is fixed or determinable, and collectability is reasonable assured.

Healthcare support, management and administration services rendered to healthcare centers and physician practices are recognized when the services have been rendered.

Impairment of Long-Lived Assets: Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company performs a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

In December, 2013 management decided to initiate a strategic change in the business operations of the Company. In connection therewith, management decided to focus its future efforts on the development of its medical device distribution business and to phase out its existing businesses.

As a result, the Company has impaired its goodwill and other net intangible assets aggregating $4,046,826 which were acquired in acquisitions consummated in 2011.

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

Stock-Based Compensation:

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 (restated)

As of December 31, 2013 and for the years ended December 31, 2013 and 2012 the Company operates in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief financial officer (“CFO”).

Generally, any item not directly related to one of our other segments would generally be included in that column. This includes corporate overhead costs such as consulting fees, legal fees and other professional fees including all common stock issued for services, and interest expenses, including all fair value measurements of warrants and fair value adjustments related to our derivative liability that have been charged to interest. We determined that it would be more appropriate including a corporate column rather than develop an allocation to our other reporting units as we have determined allocation percentages.

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

Year Ended December 31, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$169,487	$-	$1,817,825	$-	$1,987,312

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	264,771	129,983	1,051,782	12,556,280	14,002,816
Depreciation and Amortization	311,353	-	6,465	452,536	770,354
Impairment loss				4,046,826	4,046,826
Other (Income) Loss	-	-	3,368	(376,389)	(373,021)

Net Income (Loss) Applicable to Common Shares	$(406,637)	$(129,983)	$756,210	$(16,679,253)	$(16,459,663)

December 31, 2012	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$242,034	$-	$1,444,000	$-	$1,686,034

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	397,539	6,283	805,927	11,417,709	12,627,458
Depreciation and Amortization	311,354	-	563	449,719	761,636
Other (Income) Loss	894	-	211	6,149,191	6,150,296

Net Income (Loss) Applicable to Common Shares	$(467,753)	$(6,283)	$637,299	$(18,016,619)	$(17,853,356)

For the year ended December 31, 2013, the Company had total revenue of $1,987,312, consisting of $1,817,825 in service revenue from physician practice administration and support and $169,487 in service revenue from medical coding and billing and call answering and emergency dispatch services performed. For the year ended December 31, 2012, the Company had total revenue of $1,686,034. Revenue increased by $301,278 or 17.9% over prior year due to additional physician practice locations under management and the acquisition of call answering service customers.

The changes in our operating expenses from December 31, 2013 to December 31, 2012 are as follows:

	Year Ended December 31
	2013	2012	$ Change	% Change
Payroll	$308,434	$211,520	$96,914	45.8
Professional fees	1,488,482	1,141,950	346,532	30.3
Consulting for stock	9,050,464	9,894,375	(843,911)	(8.5)
Accounting	30,500	30,000	500	1.7
Legal	331,571	429,495	(97,924)	(22.8)
Rent	310,468	119,418	191,050	160.0
Insurance	134,269	84,433	49,836	59.0
Telephone	90,165	43,249	46,916	108.5
Travel, meals and entertainment	46,244	101,337	(55,093)	(54.4)
Office, medical supplies and other	742,939	670,681	72,258	10.8
Depreciation and amortization	770,354	761,636	8,718	1.1
Total	$13,303,890	$13,488,094	$(184,204)	(1.4)

Payroll, consulting, professional and related expenses consisted of: $11,209,451 in consulting and professional expenses for the year ended December 31, 2013 compared to $11,707,340 for the year ended December 31, 2012, a decrease of $497,889 or 4.25%. The decrease is the net result of added management personnel due to the increase in physician practice management for vascular services, as well as the commencement of our medical device business along with a reduction in the issuance of common stock for professional services; $308,434 in payroll and related tax expenses for the year ended December 31, 2013 compared to $211,520 for the year ended December 31, 2012, an increase of $96,914 or 45.8%. The increase is the result of rate increases, added physician practice management services and the launching of the medical device business; $1,488,482 for the year ended December 31, 2013 compared to $1,141,950 for the year ended December 31, 2012, an increase of $346,532 or 30.3% for professional fees and consulting fees related to the practice management business, the launching of the medical device business and the Company’s capital raising efforts; $9,050,464 for the year ended December 31, 2013 compared to $9,894,375 for the year ended December 31, 2012, a decrease of $843,911 or 8.5% for services incurred for shares of common stock. This decrease is due to the non-recurring issuance of shares during 2012 for advisory board seat members, board seat members, employment and debt financing agreements; $30,500 in accounting expenses for the year ended December 31, 2013 compared to $30,000 for the year ended December 31, 2012, an increase of $500 or 1.7%. The change is the result of compliance with SEC requirements to become fully reporting in accordance with those regulations; and $331,571 in legal expenses for the year ended December 31, 2013 compared to $429,495 for the year ended December 31, 2012, a decrease of $97,924 or 22.8%. Although the Company is utilizing additional legal services for compliance with SEC requirements to become fully reporting in accordance with those regulations, the commencement of our medical device business and debt financings the Company has secured in 2013, the decrease in overall legal fees year to year is due to the value of common shares issued for legal fees along with fees associated with a non-recurring transaction in 2012.

Rent expense for the year ended December 31, 2013 was $310,468 compared to $119,418 for the year ended December 31, 2012, an increase of $191,050 or 160.0%. The increase was the result of the expenses related to the corporate headquarters in Garden City, NY and related escalations as well as additional locations for physician practice management services.

General and administrative expenses consisted of: $134,269 in insurance expense for the year ended December 31, 2013 compared to $84,433 for the year ended December 31, 2012, an increase of $49,836 or 59.0%, The increase was due to expanding coverage for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $90,165 in telephone and telecommunication expense for the year ended December 31, 2013 compared to $43,249 for the year ended December 31, 2012, an increase of $46,916 or 108.5%. These costs increased primarily due to increased voice, data, software and hosting for a full year at corporate headquarters along with related repairs/maintenance and expansion of such services and equipment as the Company continues to grow and launch its device business; $46,244 in travel, entertainment, meals and related expenses for the year ended December 31, 2013 compared to $101,337 for the year ended December 31, 2012, a decrease of $55,093 or 54.4%, The decrease is due to the opening of an additional location for vascular management during first quarter 2012; and $742,939 in medical supplies, office and information technology expense for the year ended December 31, 2013 compared to $670,681 for the year ended December 31, 2012, an increase of $72,258 or 10.8%. These costs increased due to the opening of an additional location and the purchase of medical supplies for that location. In addition, the Company incurred bad debt expense of $1,200,000 for the year ended 2013 as compared to zero for 2012.

Depreciation and amortization expenses for the year ended December 31, 2013 of $770,354 increased $8,718 from $761,636 or 1.1% from the year ended December 31, 2012 related to the capital expenditures the Company incurred.

Net other income (expense) was ($3,943,085) for the year ended December 31, 2013 compared to ($6,051,296) for the year ended December 31, 2012, an increase of $2,108,211 or 34.8%. The net other income (loss) is comprised of interest expense, amortization of debt discount, impairment of assets and the fair value adjustment related to the derivative liability. The increase in the net other income (loss) is primarily due to the fair value adjustment related to the derivative liability for the year ended December 31, 2013 and the value of 3,300,000 warrants issued to the preferred stock holder during the year ended December 31, 2012.

The Company had preferred stock dividends of $117,415 in the year ended December 31, 2013 and $99,000 in the year ended December 31, 2012. The dividends commenced accrual at April 1, 2012 and that series of preferred stock had further been retired and replaced with a new series of preferred stock on June 1, 2013.

The net loss of the year ended December 31, 2013 was ($16,577,078) compared to the net loss of ($17,952,356) for the year ended December 31, 2012. The Company had a loss per weighted common shares outstanding of ($.36) for the year ended December 31, 2013 compared to ($.90) for the year ended December 31, 2012.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our physician practice administration business and launching our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2013 as well as for the years ended December 31, 2012 and 2011 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,965,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for December 31, 2013 and 2012:

	Year Ended December 31
	2013	2012
Net cash used in operating activities	(3,131,773)	$(1,703,297)
Net cash provided by (used) in investing activities	(38,295)	(73,402)
Net cash provided by financing activities	3,158,564	1,819,500
Net increase (decrease) in cash	$(11,504)	$42,801

Cash flows for the year ended December 31, 2013 compared to December 31, 2012: For the year ended December 31, 2013, we incurred a net loss of $16,577,078. Net cash used in operating activities was $3,131,773, net cash used in investing activities was $38,295 and net cash provided by financing activities was $3,158,564

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

Category	December 31, 2013	December 31, 2012
Cash	$115,645	$127,149

Current assets	2,225,148	1,383,538
Current liabilities	6,664,738	9,540,176
Working capital (deficit)	$(4,439,590)	$(8,156,638)

As of December 31, 2013, the Company had a working capital deficit of $4,439,590, compared to $8,156,638 at December 31, 2012, or a decrease in working capital deficit of $3,717,048. As of December 31, 2013, the Company had cash and cash equivalents of $115,645 as compared to $127,149 on December 31, 2012, a decrease in cash of $11,504. For 2013, current assets increased by $841,610 due to decreases of $326,312 in accounts receivable related to our practice management services, and $358,463 in prepaid expenses related to the initial payment for medical devices in February 2013 and net pre-paid consulting services and the acquisition of inventory of $820,963. Current liabilities decreased $2,537,938 with specific decreases in liabilities of $5,907,500 in a liability for common stock to be issued recorded in 2012, when the shares were issued in 2013; net increases in notes payable of $1,651,735 and decreases in the fair value of the derivative liability related to the warrants issued with the notes payable of $650,770. In addition, the Company issued $337,500 Series F preferred shares which have been classified as a liability.

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

Our revenue generating activities during 2013 continue to improve as the physician practice management services business continues to grow and we enter the final phase of launching our medical device distribution business. During 2013, we entered into several distribution agreements to launch our medical device division and have procured over $1.1 Million in medical device inventory for distribution which we anticipate sales to commence in the later part of the first quarter of 2014. The Company has also secured additional key management personnel in 2013 to help facilitate the launch and rollout of our device division. The Company is also currently negotiating network selling agreements and formal proposals with US based healthcare organizations for the use of its medical devices in the organizations’ nationwide locations which may include anticipated minimum usage metrics.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Millennium Healthcare, Inc.

We have audited the accompanying consolidated balance sheet of Millennium Healthcare, Inc. (the “Company”), as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Healthcare, Inc. as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company incurred operating losses for the years ended December 31, 2013 and 2012, has a working capital deficiency of $4,439,590 and an accumulated deficit of $51,892,652 as of December 31, 2013. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 15, 2014

Report of Independent Registered Public Accounting Firm

To the Directors of

Millennium Healthcare Inc.

(formerly Zen Holding Corp.)

We have audited the accompanying consolidated balance sheets of Millennium Healthcare Inc. (formerly Zen Holding Corp.) (the "Company") as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Healthcare Inc. (formerly Zen Holding Corp.) as of December 31, 2012, and the results of its consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses due to certain debt instruments, and as a result generated a large accumulated deficit. The lack of profitability and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

June 25, 2013

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	DECEMBER 31,	DECEMBER 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$115,645	$127,149
Accounts receivable	861,414	1,187,726
Inventory	820,963	-
Prepaid expenses	427,126	68,663
Total current assets	2,225,148	1,383,538

Fixed assets, net	98,660	531,165

OTHER ASSETS
Intangible assets, net	82,250	1,231,687
Goodwill	-	3,132,193
Total other assets	82,250	4,363,880

TOTAL ASSETS	$2,406,058	$6,278,583

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$748,068	$429,359
Preferred stock dividends payable	25,936	99,000
Current portion of notes payable, net of debt discounts and original issue discounts	2,227,735	576,000
Derivative liability	1,877,547	2,528,317
Liability for common stock to be issued	902,952	5,907,500
Liability for preferred stock to be issued	882,500	-
Total current liabilities	6,664,738	9,540,176
Preferred stock	337,500	-
Notes payable, net of debt discounts of $384,563 and $532,193, and original issue discounts of $91,122 and $137,403, net of current portion	0	22,404

TOTAL LIABILITIES	7,002,238	9,562,580

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 and 5,000,000 shares authorized, respectively
Series A Preferred stock, $0.0001 par value, 500,000 and 100,000 shares issued and outstanding, respectively	50	10
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 and 110,000 shares issued and outstanding, respectively	-	11
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 129,664 and 0 shares issued and outstanding, respectively	13	-
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 550,000 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, respectively, 63,237,172 and 22,961,372 shares issued and outstanding, respectively	6,324	2,297
Additional paid in capital	47,936,049	33,440,848
Deferred compensation	(645,964)	(1,411,589)
Accumulated deficit	(51,892,652)	(35,315,574)
Total stockholders’ (deficit)	(4,596,180)	(3,283,997)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,406,058	$6,278,583

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2013	DECEMBER 31, 2012

REVENUE	$1,987,312	$1,686,034

OPERATING EXPENSES
Payroll, consulting and professional fees	11,209,450	11,707,340
Rent	310,468	119,418
General and administrative	1,013,618	899,700
Depreciation and amortization	770,354	761,636
Bad debt expense	1,200,000	-

Total operating expenses	14,503,890	13,488,094

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(12,516,578)	(11,802,060)

OTHER INCOME (EXPENSE)
Interest expense	(3,005,938)	(6,079,422)
Impairment of assets	(4,046,826)	-
Gain on change in fair value of derivative	3,109,679	28,126

Total other income (expense)	(3,943,085)	(6,051,296)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(16,459,663)	(17,853,356)

Preferred stock dividends	(117,415)	(99,000)

NET (LOSS)	$(16,577,078)	$(17,952,356)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	45,863,349	19,851,325

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	45,863,349	19,851,325

NET LOSS PER SHARE - BASIC	$(0.36)	$(0.90)

NET LOSS PER SHARE - DILUTED	$(0.36)	$(0.90)

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2013	DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(16,577,078)	$(17,952,356)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	770,354	761,636
Non cash interest	2,984,685	2,166,326

Impairment loss	4,046,826
Gain on change in fair value of derivative	(3,109,679)	(28,126)
Fair value of warrants issued in Series D Preferred Stock transaction	-	3,825,000
Series D Preferred Shares issued for interest	-	22,500
Preferred Stock Dividend	117,415	99,000
Amortization of deferred compensation	975,625	635,625
Shares issued and liability for common shares to be issued for services rendered	8,194,457	9,515,900
Shares issued for interest expense on notes payable	-	42,000
Allowance for doubtful accounts	1,200,000	-

Change in assets and liabilities
(Increase) in prepaid expenses	(358,463)	(52,863)
(Increase) in inventory	(820,963)
(Increase) in accounts receivable	(873,688)	(1,112,695)
Increase in accounts payable and accrued expenses	318,736	374,756
Total adjustments	13,445,305	16,249,059
Net cash (used in) operating activities	(3,131,773)	(1,703,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(17,500)	-
Capital expenditures	(20,795)	(73,402)
Net cash (used in) investing activities	(38,295)	(73,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	2,061,000	693,500
Proceeds received from notes payable	1,681,500	1,270,000
Repayments of notes payable	(583,936)	(144,000)
Net cash provided by financing activities	3,158,564	1,819,500

NET INCREASE (DECREASE) IN CASH	(11,504)	42,801

CASH - BEGINNING OF YEAR	127,149	84,348

CASH - END OF YEAR	$115,645	$127,149

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$8,651
Taxes	$-	$9,557
SUPPLEMENTAL NON-CASH INFORMATION:
Deferred compensation paid through issuance of common stock and liability to issue common stock	$210,000	$1,030,000
Derivative Liability issued for debt discount	$1,681,500
Common Stock to be issued for acquisition of Intangible asset	$64,750

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Series A		Series B		Series D		Series E		Series F				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2011	100,000	10	276,666	28	-	-	-	-	-	-	17,069,122	1,707	23,423,607	(1,017,214)	(17,363,218)	5,044,920

Shares issued for cash	-	-	-	-	-	-					546,000	55	215,945	-	-	216,000

Shares issued for interest expense on note payable	-	-	-	-	-	-					30,000	3	41,997	-	-	42,000

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-					4,666,250	467	4,201,869	-	-	4,202,336

Shares issued under agreements with consultants and employees	-	-	-	-	-	-					650,000	65	909,935	(638,750)	-	271,250

Conversion of Series B Preferred Stock for Series D Preferred Stock with additional proceeds	-	-	(276,666)	(28)	110,000	11					-	-	685,017	-	-	685,000

Issuance of cashless warrants in connection with Series D Preferred Stock	-	-	-	-	-	-					-	-	3,825,000	-	-	3,825,000

Beneficial conversion feature on note payable	-	-	-	-	-	-					-	-	137,478	-	-	137,478

Amortization of deferred compensation	-	-	-	-	-	-					-	-	-	364,375	-	364,375

Deferred compensation for liability for stock to be issued	-	-	-	-	-	-					-	-	-	(120,000)	-	(120,000)

Net loss for the year ended December 31, 2012		-	-	-	-	-					-	-	-	-	(17,952,356)	(17,952,356)

Balance - December 31, 2012	100,000	10	-	-	110,000	11	-	-	-	-	22,961,372	2,297	33,440,848	(1,411,589)	(35,315,574)	(3,283,997)

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-					28,735,000	2,873	3,170,179	-	-	3,173,052

Shares issued under agreements with consultants and employees	-	-	-	-	-	-					10,990,800	1,099	10,928,106	-	-	10,929,205

Shares issued for cash											550,000	55	212,445			212,500

Deferred compensation														(210,000)		(210,000)

Amortization of deferred compensation	-	-	-	-	-	-					-	-	-	975,625	-	975,625

Shares issued to founders	400,000	40	-	-	-	-					-	-	-	-	-	40

Shares issued of Series D Preferred Stock for accrued dividends	-	-	-	-	13,200	1					-	-	150,631	-	-	150,632

Conversion of Series D Preferred Stock for Series E Preferred Stock	-	-	-	-	(123,200)	(12)	126,280	13								1

Shares issued of Series E Preferred Stock for accrued dividends							3,384	-					33,840			33,840

Net loss for the year ended December 31, 2013		-	-	-	-	-					-	-	-	-	(16,577,078)	(16,577,078)

Balance - December 31, 2013	500,000	$50	-	$-	-	$-	129,664	$13	-	$-	63,237,172	$6,324	$47,936,049	$(645,964)	$(51,892,652)	$(4,596,180)

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1-	ORGANIZATION AND BUSINESS DESCRIPTION

Millennium Healthcare Inc. (the “Company”), was formed in the State of Delaware on July 28, 1994 as Kirlin Holding Corp., changed its name to Zen Holding Corp. in July, 2008 and to Millennium Healthcare, Inc. on June 16, 2011.

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

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the years ended December 31, 2013 and 2012 has a working capital deficiency of $4,439,590 and an accumulated deficit of $51,892,652 as of December 31, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently launching its medical equipment and device business in 2013, in which the Company has entered into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test, a heart health test and assessment device, and a medical testing device in the area of breast cancer.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used collection efforts are written off through a charge to bad debt expense. In the opinion of management no allowance for doubtful accounts is necessary at December 31, 2013 and 2012.

Inventory

Inventories, consisting of finished medical devices purchased for resale, are valued at the lower of cost or market determined on the first in first out method.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company performs a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

In December, 2013 management decided to initiate a strategic change in the business operations of the Company. In connection therewith, management decided to focus its future efforts on the development of its medical device distribution business and to phase out its existing businesses.

As a result, the Company has impaired its goodwill, other net intangible assets and certain fixed assets aggregating $4,046,826 which were acquired in acquisitions consummated in 2011.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Income Taxes

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.

The Company has performed a review of its material tax positions. During the years ended December 31, 2013 and 2012, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

The Company’s Federal and State income tax returns for the years ended December 31, 2010 to 2012 are open for examination by the various taxing authorities.

Revenue Recognition

The Company derives revenues from the following sources:

Sales of medical devises are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the buyer is fixed or determinable, and collectability is reasonable assured.

Healthcare support, management and administration services rendered to healthcare centers and physician practices are recognized when the services have been rendered.

Loss Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share (EPS) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Company evaluates the goodwill attributable to each of the reporting units in accordance with ASC 350-20-35-36 and ASC 350-20-35-41. (see note )

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with the provisions of ASC 718-10 “Share Based Payments”

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

Rental Expense

Rental expense is accounted for on the straight line method. Deferred rent payable represents the excess of rent charged to operations over the actual rents paid of 66,000 and none and is included in accounts payable and accrued expenses in the accompanying December 31, 2013 and 2012, respectively, balance sheet.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of December 31, 2013 and for the years ended December 31, 2013 and 2012, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

December 31, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$169,487	$-	$1,817,825	$-	$1,987,312

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	264,711	129,983	1,051,783	11,087,059	12,533,536
Depreciation and Amortization	311,353	-	6,465	452,536	770,354
Other (Income) Loss	754,285	-	4,700	3,184,100	3,943,085

Net Income (Loss) Applicable to Common Shares	$(1,160,862)	$(129,983)	$754,877	$(14,723,695)	$(15,259,663)

Segmented Fixed Assets
Fixed Assets	$-	$-	$35,693	$62,967	$98,660
Intangible Assets	82,250	-	-	-	82,250
Total Assets	$82,250	$-	$35,693	$62,967	$180,910

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

December 31, 2012	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$242,034	$-	$1,444,000	$-	$1,686,034

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	397,539	6,283	805,927	11,516,709	12,726,458
Depreciation and Amortization	311,354	-	563	449,719	761,636
Other (Income) Loss	894		211	6,149,191	6,150,296

Net Income (Loss) Applicable to Common Shares	$(467,753)	$(6,283)	$637,299	$(18,115,619)	$(17,952,356)

Segmented Fixed Assets
Fixed Assets	$415,998	$-	$21,362	$93,805	$531,165
Intangible Assets	382,500	-	-	849,187	1,231,687
Goodwill	267,141	-	4,700	2,860,352	3,132,193

Total Assets	$1,065,639	$-	$26,062	$3,803,344	$4,895,045

Generally, any item not related to one of our other segments would generally be included in the Corporate Column. This includes corporate overhead costs such as consulting fees, legal fees, and other professional fees including all common stock issued for services; and interest expenses, including all fair value measurements of warrants and fair value adjustments related to our derivative liability that have been charged to interest. The Company has determined it would be more appropriate to include a corporate column rather than develop an allocation to our other divisions as the Company has not determined allocation percentages.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect in 2013 and 2012, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2013 and 2012 were as follows:

	Estimated Useful
	Lives (Years)	December 31,	December 31,
		2013	2012
Computer equipment	5	$53,422	$588,857
Software	3	34,180	34,180
Telephone	5	1,400	1,400
Furniture and fixtures	5	88,275	68,817
		177,277	693,254
Less: accumulated depreciation		78,617	162,089
Fixed assets, net		$98,660	$531,165

Depreciation expense charged to operations was $144,656 and $136,569 for the years ended December 31, 2013 and 2012, respectively.

NOTE 4-	INTANGIBLE ASSETS (exclusive of goodwill)

Intangible assets as of December 31, 2013 and 2012 were as follows:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2013	2012
Website	3	$3,500	$3,500
Patents	10	335,000	335,000
Customer Lists	3	1,853,450	1,771,200
		2,191,950	2,109,700
Less: accumulated amortization		(1,503,711)	(878,013)
Less: accumulated impairment, net		(605,989)	-
Intangible assets, net		$82,250	$1,231,687

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Amortization expense charged to operations was $625,698 and $625,067 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5-	ACQUISITION

Effective November 4, 2013, the Company’s acquired the call answering service accounts of Bellringer Communications Inc. (“Bellringer”) for an aggregate consideration of $82,500 payable $17,500 in cash and the issuance of 175,000 shares of common stock to be issued. Based on the fair values at the effective date of acquisition the purchase price was allocated to customer lists and is being amortized over its estimated useful life of five years.

Unaudited proforma results of operations for the year ended December 31, 2013 as if the acquisition of Bellringer had been consummated as of the beginning of each period present are not presented as the effects on the financial statements would not be material.

NOTE 6-	LINE OF CREDIT/PREFERRED STOCK - SERIES B, SERIES D, SERIES E AND SERIES F

On June 18, 2011, the Company entered into a Line of Credit Agreement (the “Line of Credit”) with a non-related third party pursuant to which the creditor was to make available funds upon request up to an aggregate of $500,000.

The Line of Credit was available from June 18, 2011 through September 30, 2011. During this time period, the Company drew down a total of $415,000. There were no interest charges due on the amounts outstanding through December 31, 2011.

Additionally, the party is to be issued 2,000,000 cashless warrants on a pro rata basis based on drawdowns of the Line of Credit. The warrants have a strike price of $0.25 per share and expire June 17, 2013.

The Company valued the warrants to the party in accordance with the agreement based on the $415,000 raised in the Line of Credit as a discount on the note of $361,382. In addition, the Company recorded a beneficial conversion feature in the amount of $112,382, and recorded this as a derivative liability. The amount of the discount was fully amortized in November 2011 upon issuance of the warrants, and reclassification of the Line of Credit to Preferred Stock, and the derivative liability was reclassified to equity upon issuance of the warrants.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On November 25, 2011, the Company approved the issuance of 1,714,285 shares of common stock in the exercise of the warrants to the party in accordance with the agreement based on the $415,000 raised in the Line of Credit. The interest expense associated with these warrants was recorded in 2011 of $473,936 as a liability for stock to be issued as the shares were not issued until 2012. Additionally, a total of 2,000,000 shares were issued. The Company is not expecting to receive the difference back.

On December 30, 2011, the party provided an additional $185,000 to the Company, and the Company was to cancel the 276,667 shares of Series B Preferred Stock and issue 60,000 shares of Series C Preferred Stock. The Series C Preferred Stock was to convert at $10.00 per share, and convert each share of Series C Preferred Stock into 30 shares of common stock and provide for an annual dividend of $1.20 per share per year. The paperwork was not filed with the State of Delaware on December 30, 2011. The Company further filed a Certificate of Designation in April 2012 for Series D Preferred Stock, replacing all proposed Series C Preferred Stock, with the same terms as noted herein.

From the period January 1, 2012 through March 31, 2012, the party invested an additional $477,500. Those proceeds along with the accrued interest of $22,500 on what was to be the issued Series C Preferred Stock, which ended up as liability for Preferred Stock to be issued, now brings the total invested proceeds to $1,100,000. As a result of the additional proceeds, the Company amended the certificate of designation to authorize a Series D Preferred Stock. The Series D Preferred Stock has the same terms of what was to be the Series C Preferred Stock, and the Company issued 110,000 shares of the Series D Preferred Stock on March 30, 2012. Additionally, the $185,000 liability for preferred stock to be issued was also satisfied upon the issuance of the Series D Preferred Stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The only addition was that for each Series D Preferred Share, the Company issued a detachable cashless warrant that will give the holder the right to purchase on a cashless basis 30 common shares (a total of 3,300,000 common stock warrants) at $0.50 per preferred share expiring in 2 years (April 1, 2014). The warrant has been valued at $3,825,000 and recorded as additional paid in capital. In addition, the Company is to pay a quarterly dividend in the amount of $33,000 ($0.30 per share per quarter) commencing April 1, 2012. No dividends had been paid through March 31, 2013; therefore the Company accrued $132,000 as of March 31, 2013. These accrued dividends have been paid through the issuance of 13,200 shares of Series D Preferred Stock in April 2013. In addition, 3,080 shares of Series D Preferred Stock were issued as payment for accrued dividends for April and May 2013 of $24,640. The total of 126,280 shares of Series D Preferred Stock was exchanged for 126,280 shares of Series E Preferred Stock.

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock. The Company issued 3,384 additional shares of Series E Preferred Stock to holders as payment of $33,843 in accrued dividends during the year. Accrued dividends through December 31, 2013 were $25,936.

The Company raised $1,950,000 under a private offering during 2013. As a result, 1,950,000 shares of Series F were to be issued, in which 550,000 shares were issued and 1,400,000 shares valued at $882,500 were recorded as a liability for stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7-	NOTES PAYABLE

Demand Notes

One of the notes, original amount borrowed of $111,000 bears interest at the rate of 18% per annum. A total of $20,827 of interest expense has been accrued as of December 31, 2013. The Company repaid $81,000 of this note through December 31, 2013. The entire balance due of $30,000 is reflected in the current portion of notes payable. Interest expense of $10,926 and $9,901 on this note has been charged for the twelve months ended December 31, 2013 and 2012, respectively. This demand note has been fully repaid and satisfied January 2014.

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

The Company issued 30,000 shares of common stock to pay $42,000 (value of $1.40 per share) of interest for the remaining outstanding balance due for the life of the notes. In addition, the Company repaid $80,000 during 2012. The remaining balance outstanding as of December 31, 2013 is $130,000.

Another demand note of $24,000 was fully repaid in 2012. This was a short-term advance as well. There was no interest incurred on this note, as it was repaid within the week.

The Company borrowed an aggregate of $107,500 from an individual during 2013 which bears interest at 5% per annum. This demand note has been fully repaid and satisfied February 2014.

The Company borrowed $76,000 from various entities during 2013 which bear interest at 5% per annum. These demand notes have been fully repaid and satisfied February 2014.

Promissory Notes

The Company entered into a $375,000 Promissory Note with an unrelated third party on September 24, 2012. The note matures September 24, 2013 and bears interest at the rate of 12% per annum. The Company, in accordance with the payment schedule, was to make two payments of interest only and then ten payments of $39,593 including interest with the final payment being made on September 24, 2013.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company made the two required interest payments in October and November 2012, however, the first payment of $39,593 to be made in December 2012 was not made until February 2013, and no further payments have been made. As a result of the Company’s non-payment of the monthly amount in a timely fashion, a default was triggered. The default interest rate is 18% per annum which is charged from the default date through June 6, 2013, the date in which the default was cured when the Company paid the entire overdue amount and the note holder issued notice that the Company was current.

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

As stated, the Company cured the default on June 6, 2013 with a payment of $99,829, of which $10,672 represented past due and accrued interest, and $89,157 represented principal. The payment brought the Promissory Note balance to $250,000, which is the balance due at June 30, 2013. Additionally, the Company entered into a Replacement, Amended and Restated Promissory Note (“Amended Note”) with the holder for the $250,000 on July 9, 2013. This Amended Note matures on December 15, 2013, and reflects revised payment terms, and an interest rate at 12% per annum, along with default rates should the Company have an event that results in an event of default under this Amended Note. The $10,672 payment of interest represented the full interest due and no interest is accrued as of June 30, 2013. Interest will commence again effective July 9, 2013 when the Amended Note is in effect.

Concurrent with the Amended Note, the Company issued to the noteholder 415,800 shares of common stock as part of the settlement resulting in the Amended Note. The value of the stock at July 9, 2013 was $0.50 per share or $207,900. This note has been fully satisfied April 2014.

The Company borrowed an aggregate of $375,000 from unrelated third parties during 2013 which bear interest at 10% to 18.2% per annum. These promissory notes have been fully repaid and satisfied February 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Promissory Notes – Original Issue Discounts

During the year ended December 31, 2013 the Company entered into various agreements pursuant to which it borrowed an aggregate of $1,681,500, net of original issue discounts. In connection therewith, the Company issued 1,565,000 series A warrants and 1,565,000 series B warrants, both of which have a five year term. The Company valued each component separately and considered the warrants a derivative liability since they contained rachet provisions. As a result, the Company recognized a full discount which amount will be amortized over the life of the notes.

Original Issue Discount Promissory Notes have been fully repaid and satisfied as they became due between January and April 2014.

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 5 separate series’ of preferred stock.

December 31, 2013

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Conversion to Common Stock
Series “A" (1)	June 14, 2011	June 2011	500,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	129,664	$.0001	65:1
Series “F” (5)	December 2, 2013	December 2013	550,000	$.0001	N/A

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 400,000 to the officers of Millennium Healthcare Inc.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(2) Issued to an unrelated third party in conversion of the Line of Credit. There are no shares issued as of December 31, 2012.

(3) Issued to an unrelated third party in conversion of the Series B Preferred Stock and additional funds provided.

(4) Issued to an unrelated third party in conversion of the Series D Preferred Stock.

(5) Issued to investors as part of a private offering.

On December 17, 2012, the Company increased their authorized preferred stock from 1,000,000 shares to 5,000,000 shares.

On December 19, 2013, the Company increased their authorized preferred stock from 5,000,000 shares to 15,000,000 shares.

Series A Preferred Stock. These shares are non-convertible, and have super voting rights of 200 to 1 versus the Common Stock. In April 2013, the Company issued 100,000 shares and in December 2013, the Company issued 400,000 shares of Series A Preferred Stock to senior management of the Company. Each share of this preferred has 200 votes in matters where shareholder votes are required. These shares are not convertible and are not transferable and, accordingly, management has attributed a nominal value to these shares.

There were zero shares of Series B Preferred Stock issued and outstanding at December 31, 2013. These had a value of $415,000 ($1.50 per share), which represented the proceeds received. In addition, there was $185,000 of proceeds received in 2011 that were recorded as a liability for preferred stock to be issued. These were to be in the form of Series C Preferred Stock which was to be convertible into common stock anytime after January 1, 2013 at the rate of 30 common shares for each preferred share (Series C). If the Company files a Registration Statement for any reason, piggy-back registration rights will be attached to the underlying common stock at no cost to the shareholder.

The Series C Preferred Stock was never designated, and the Company further filed a Certificate of Designation for Series D Preferred Stock.

From the period January 1, 2012 through March 31, 2012, the party invested an additional $477,500. Those proceeds along with the accrued interest of $22,500 on what was to be the issued Series C Preferred Stock, which ended up as liability for Preferred Stock to be issued, now brings the total invested proceeds to $1,100,000. As a result of the additional proceeds, the Company amended the certificate of designation to authorize a Series D Preferred Stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Series D Preferred Stock has the same terms of what was to be the Series C Preferred Stock, and the Company issued 110,000 shares of the Series D Preferred Stock on March 30, 2012. Additionally, the $185,000 liability for preferred stock to be issued was also satisfied upon the issuance of the Series D Preferred Stock.

The only addition was that for each Series D Preferred Share, the Company issued a detachable cashless warrant that will give the holder the right to purchase on a cashless basis 30 common shares (a total of 3,300,000 common stock warrants) at $0.50 per preferred share expiring in 2 years (April 1, 2014). The warrant has been valued at $3,825,000 and recorded as additional paid in capital. In addition, the Company is to pay a quarterly dividend in the amount of $33,000 ($0.30 per share per quarter) commencing April 1, 2012. No dividends had been paid through March 31, 2013, therefore the Company accrued $132,000 as of March 31, 2013. Dividends can be paid in the form of additional shares of Series D Preferred Stock or cash. In April 2013, the Company issued 13,200 shares of Series D Preferred Stock as payment for accrued dividends of $132,000 (through March 31, 2013). These accrued dividends have been paid through the issuance of 13,200 shares of Series D Preferred Stock in April 2013. In addition, 3,080 shares of Series D Preferred Stock were issued as payment for accrued dividends for April and May 2013 of $24,640. The total of 126,280 shares of Series D Preferred Stock was exchanged for 126,280 shares of Series E Preferred Stock.

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

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Accrued dividends for the Series E Preferred Stock through December 31, 2013 were $25,936.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Company amended its certificate of designation in December 2013 to authorize aSeries F Preferred Stock (“Series F”) which provides for a quarterly dividend of 10% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and is payable on a quarterly basis, beginning after two quarters following the issue date. Holders are not entitled to receive any dividend from the Company after they have received an aggregate of $1.20 per share. Once holders receive an aggregate of $1.20 for each share held, all Series F shall expire and/or be redeemable for $1.

Series F is: (i) junior to any class or series of capital stock of the Company specifically ranking by its terms senior to any Series F Preferred Stock of whatever subdivision; (ii) prior to any class or series of capital stock of the Company hereafter created not specifically ranking by its terms senior to or on parity with any Series F of whatever subdivision; and (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series F Preferred Stock in each case as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

The Company sold _______ units and raised $1,950,000 under private placements during 2013. Each unit consisted of one share of common stock and one share of Series F. As a result, 1,950,000 shares of Series F were to be issued, in which 550,000 shares were issued and 1,400,000 shares valued at $882,500 were recorded as a liability for stock to be issued. Due to the redeemable nature of the Series F, the unit price was allocated between the Common stock and Series F and the Series F is recorded as a preferred stock liability in the accompanying consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Common Stock

The Company on December 17, 2012 increased the authorized shares of common stock to 200,000,000 shares. The par value of each series of stock is $0.0001.

In January 2012, the Company issued 2,000,000 shares of stock to a credit line holder valued at $473,936. These shares were accrued in 2011 as a liability for common shares to be issued.

In October 2012, the Company issued 2,481,250 shares to advisory board members, consultants and employees under agreements. The value of these shares is $3,471,250. Of this amount, $910,000 was issued for deferred compensation. The amortization for the deferred compensation for 2012 was $635,625.

In October 2012, the Company issued 546,000 shares of common stock for cash of $216,000.

In October 2012, the Company issued 30,000 shares of common stock for payment of interest on a note payable of $42,000.

In December 2012, the Company issued 185,000 shares of common stock for legal services valued at $257,150.

The Company issued 33,335,800 shares common stock for consulting and other services during the year ended December 31, 2013.

The Company raised $1,950,000 under private placements during 2013. As a result, 1,950,000 shares of common stock were to be issued, in which 550,000 shares were issued and 1,400,000 shares valued at $517,500 were recorded as a liability for stock to be issued.

Warrants

During the years ended December 31, 2012 and 2013, the Company issued total of 9,760,000 warrants at exercise prices ranging from $.50 to $1.00 per share. All of the warrants are vested and remain outstanding. The warrants have a weighted average price of $0.65.

3,300,000 warrants were issued to the preferred stock holder in connection with the issuance of the Series D Preferred Stock. The value of these warrants is $3,930,376 and is reflected in interest expense for the year ended December 31, 2012.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

See note 7 relating to warrants issued in connection with the issuance of notes payable.

Consultant warrants provided for services to be rendered over a one-year period of time. These 200,000 warrants vest evenly over a one-year period by month. The Company has recorded this as a prepaid expense and will amortize through the conclusion of the contract.

The Company used the black-scholes method to value the warrants, with the following criteria: volatility 337.68%; quarterly dividend percentage 0%; and discount rate of 0.95%.

NOTE 8-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2013	December 31, 2012

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	11.2%
Change in valuation allowance	40.8%	28.8%
Income Tax provision (benefit)	0%	0.0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2013	December 31, 2012

Federal:
Current	$-	$-
Deferred	(5,230,783)	(5,390,439)
State:
Current
Deferred	(923,079)	(951,254)
Change in valuation allowance	6,153,862	6,341,693
Income Tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2013 and 2012 are as follows:

	Years Ended
	December 31, 2013	December 31, 2012

Deferred Tax Assets
Net operating losses	$5,856,404	$1,531,081

Deferred Tax Liabilities
Impairment	$1,618,400	$-
Allowance for doubtful accounts	480,000	-
	2,098,400	-

Net deferred tax asset	3,758,004	1,531,081
Less: Valuation allowance	(3,758,004)	(1,531,081)
	$-	$-

As of December 31, 2013 and 2012, the Company had approximately $10,100,000 and $4,500,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2010. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9-	FAIR VALUE MEASUREMENTS

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

DECEMBER 31, 2013 AND 2012

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Cash	$115,645	$-	$-	$115,645

Total assets	$115,645	$-	$-	$115,645

Notes payable, net of debt discount and OID	$-	$-	$2,227,735	$2,227,735

Embedded conversion feature and derivative liability	$-	$-	$1,877,547	$1,877,547

Total liabilities	$-	$-	$4,105,282	$4,105,282

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Cash	$127,149	$-	$-	$127,149

Total assets	$127,149	$-	$-	$127,149

Notes payable, net of debt discount and OID	$-	$-	$22,404	$22,404

Note payable – convertible	$-	$-	$375,000	$375,000

Embedded conversion feature and derivative liability	$—	$-	$2,528,317	$2,528,317

Total liabilities	$-	$-	$2,925,721	$2,925,721

	2013	2012

Total gain/(loss) from revaluation of derivatives included in earnings for 2013 and 2012:	$3,109,679	$28,126

NOTE 10-	COMMITMENTS

The Company is obligated under non-cancelable operating leases which expire through December 31, 2023. The aggregate future obligations under these leases are as follows:

2014	$281,000

2015	$281,000

2016	$281,000

2017	$281,000

2018	$281,000

Thereafter	$857,000

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In addition, the Company is required to pay increases in real estate taxes and operating expenses.

Rental expense charged to operations aggregated approximately $281,500 and $119,000 for the years ended December 31, 2013 and 2012, respectively.

Employment Agreements

The Company has entered into employment agreements with key management individuals in 2011 and 2012. The base salary and any bonuses indicated in the employment agreements commence upon the Company’s completion of $500,000 in capital (not including Aquafina). The Company has entered into additional employment agreements with additional key management individuals in 2013. The Company has issued the stock bonus which vests over a one to three-year period to certain individuals. The unvested portion is reflected as deferred compensation, with the vested portion expensed as stock based compensation.

NOTE 11-	SUBSEQUENT EVENTS

Common Stock Issuances

In January 2014, the Company issued 3,400,000 shares of common stock to employees for services rendered.

In January 2014, the Company issued 175,000 shares of common stock for an acquisition that completed in November 2013. These shares have been valued at $64,750 and were recorded as a liability for common stock to be issued at December 31, 2013.

In January 2014, the Company issued 300,000 shares of common stock as a result of an addendum to a master purchase supply and distribution agreement that was executed in October 2013. These shares have been valued at $111,000 and were recorded as a liability for common stock to be issued at December 31, 2013.

In January 2014, the Company is to issue 500,000 shares of common stock as a result of private placements. These shares have been valued at $150,000 and were recorded as a liability for common stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In February 2014, the Company is to issue 1,000,000 shares of common stock as a result of private placements. These shares have been valued at $795,000 and were recorded as a liability for common stock to be issued.

Convertible Promissory Note

The Company and an entity entered into a convertible promissory note on February 7, 2014 for $353,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share.

Distribution Agreement

On February 20, 2014 the Company’s medical device business entered into an exclusive nationwide distribution agreement for a skin cancer biopsy test with CDx Diagnostics Inc. The DermCDx, is a brush biopsy test kit that is used to confirm suspected basal cell carcinoma (BCC), the most common cancer in the US. DermCDx is a minimally invasive test that combines a patented brush biopsy sampling instrument with computer-assisted three dimensional laboratory analysis. It is designed to allow primary care physicians to easily confirm suspected BCC resulting in expedited referral to a dermatologist for treatment.

Preferred Stock

In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of $25,936 in accrued dividends through December 31, 2013.

In March 2014, the Company amended the certificate of designation to authorize a Series G Preferred Stock. Holders of Series G Preferred Stock shall be entitled to receive, along with the Series F Holders, and the Corporation shall pay, a quarterly dividend of 10% of the Corporation’s earnings before interest, taxes depreciation and amortization (“EBITDA”) under the generally accepted accounting principles (“GAAP”). For purposes of allocating the 10% dividend proportionally to the Series F and G Preferred Holders, G Preferred Shares will be weighted and valued at 1,000 times that of Series F. Dividends on Series G Preferred Stock shall be payable on a quarterly basis, beginning after two quarters following the original issue date (“Issuance Date”). Holders Series G Preferred Stock shall not be entitled to receive any dividend from the Corporation once they have received an aggregate of $1,200.00 for every share of Series G Preferred Stock they hold.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Series G Preferred Stock shall rank: (i) junior to any class or series of capital stock of the Corporation specifically ranking by its terms senior to any Series G Preferred Stock of whatever subdivision (collectively, “Senior Securities”); (ii) prior to any class or series of capital stock of the Corporation hereafter created not specifically ranking by its terms senior to or on parity with any Series G Preferred Stock of whatever subdivision (collectively, “Junior Securities”); and (iii) on parity with any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms on parity with the Series G Preferred Stock (“Parity Securities”) in each case as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (all such distributions being referred to collectively as “Distributions”).

In January 2014, the Company is to issue 500,000 shares of Series F preferred stock as a result of private placements. These shares have been valued at $350,000 and were recorded as a liability for preferred stock to be issued.

In February 2014, the Company is to issue 1,000,000 shares of preferred stock as a result of private placements. 550,000 shares of Series F preferred stock have been valued at $124,000 and were recorded as a liability for common stock to be issued and 450,000 shares of Series G preferred stock have been valued at $81,000 and were recorded as a liability for common stock to be issued.

Commitments

In February 2014 the Company, through its subsidiary, entered into a network selling agreement with a US based healthcare organization for the use of its medical devices in 200 of the organization’s locations. This agreement includes an average monthly minimum use of 350 units per location and includes the use of the Company’s exclusive distribution rights for the VasoScan cardiovascular assessment test and the use of the Company’s exclusive distribution rights for the OralCDx Brush Biopsy Test Kit.

In March 2014 the Company, through its subsidiary, entered into a network selling agreement with another US based healthcare organization for the use of its medical devices in 100 of that organization’s locations. This new agreement includes an average monthly minimum use of 350 units, per device, per location. and includes the use of the Company’s exclusive distribution rights for the VasoScan cardiovascular assessment test and the use of the Company’s exclusive distribution rights for the OralCDx Brush Biopsy Test Kit.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15(d) -15(f) as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework. Because of the material weakness described below, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance Directors and officers

The executive officers and directors of the Company were as follows:

Name	Date of Appointment	Positions
Dominick Sartorio	June 7, 2011	Chief Executive Officer, Chairman
Christopher Amandola	June 8, 2011	President and Director
Anthony Urbano	June 6, 2011	Chief Financial Officer and Director
David Perry	April 8, 2014	Chief Operating Officer and Director
Marc Pergament	August 13,2012	Director

Biographies

The following are brief biographies of the officers and directors:

Dominick Sartorio, Age 47, from 2011 to Present served as Chief Executive Officer of Millennium Healthcare Inc. From 2010 to 2011 Mr. Sartorio served as Chief executive Officer of Millennium Healthcare Solutions Inc. From 2008 until 2010 Mr. Sartorio served as Director of New Business for a Wall Street management consulting firm creating and implementing initiatives for client companies’ worth up to $550 million in annual sales. During this tenure, Mr. Sartorio was placed as acting CEO of a global technology firm, directing the research and development process, patent approval, product launch, and the negotiation of sales agreements. Prior, Mr. Sartorio co-founded a manufacturing and distribution company maintaining global reach in numerous industries such as medical, chemical and emerging technology markets. Mr. Sartorio has attended the Bachelor of Sciences Program at Farmingdale University. He also has earned an Associates in Electronic Engineering from The Wilson Technological Institute and holds various Certificates in Strategic Sales and Marketing.

Christopher Amandola , Age 42, has more than 15 years of professional sales, sales management, senior management and entrepreneurial experience in the medical device arena. From 2011 to Present Mr. Amandola has served as President of Millennium Health Care Inc. From 2010 to 2011, Mr. Amandola served as President at Millennium Health Care Solutions Inc. Prior to joining Millennium Health Care Solutions, Mr. Amandola held territory sales management positions at Smith & Nephew Inc. from 2009 to 2010  Prior, Mr. Amandola has held positions at medical device companies including C.R. Bard Inc., Boston Scientific Corporation and Edwards Lice Sciences Inc. Mr. Amandola has experience and extensive knowledge in fields of Peripheral Vascular, Coronary, Gastroenterology, Wound Care and Infection Control. Mr. Amandola has earned a Bachelor of Arts degree from Western Connecticut State University.

Anthony Urbano , Age 43, has over 18 years of forensic and financial accounting, finance, administration, operational, sales/marketing budgets and projections, advisory and managerial experience in entrepreneurial and high-growth companies. His experience comes from a variety of industries including, manufacturing, distribution, small cap/start-ups, financial markets and financial data reporting, automotive, technology and media/entertainment. From 2011 to Present, Mr. Urbano has served as Chief Financial Officer for Millennium Healthcare Inc. From 2010 to 2011 Mr. Urbano has served as Chief Financial Officer for Millennium Healthcare Solutions Inc. Mr. Urbano has served as Managing Partner for a private management consulting firm specializing in creating and implementing capital raises, refinancing, restructuring and turnaround initiatives from 2008 to 2010. Prior, Mr. Urbano led the finance and administration initiatives for a highly successful manufacturing and distribution company maintaining a global presence in numerous industries such as medical, chemical and emerging technology markets. Mr. Urbano has provided strong executive leadership for companies including the management and direction of cash/profitability forecasting activities, budgeting, implementation of financial reporting structures, financial analyses, evaluation and recommendations of company information systems, sales and marketing initiatives, audit support, infrastructures, traditional and alternative financing, information technology, cost and debt reduction initiatives, restructuring and strategic planning. Mr. Urbano also has extensive experience in managing reporting, compliance and issue resolutions for government and regulatory bodies. He also has executed the planning, design and implementation of complete human resource/employee benefit and retirement initiatives, information technology infrastructures and corporate/commercial risk management. Mr. Urbano has earned a Bachelor of Science degree, Magna Cum Laude, from St. John’s University – College of Business Administration.

David Perry, Age 48, has over twenty years of success within the medical device arena. Starting with large corporations like Johnson& Johnson Inc., Pfizer Medical Technology Inc., and Boston Scientific Inc, Mr. Perry decided to bring his wealth of corporate sales experience to the start up world. He made significant contributions in executing the sale of Fox Hollow Technologies to EV3 Inc, the sale of Microvention to Terumo Inc., and bringing Cardiovascular Systems Inc. to the public market. His vast experience in sales, marketing, and management with the medical device field has translated well in assisting Millennium Health Care in all divisions. From 2012 to Present, Mr. Perry served as President of Millennium Vascular Management Group Inc. From 2009 to 2012, Mr. Perry served as Senior Sales Representative at Angioscore. Mr. Perry served as Executive Sales Representative for Cardiovascular Systems Inc. from 2007 to 2009. Mr. Perry has earned a Bachelor of Arts degree from the University of Maine and a Masters of Business Administration from the University of Maine.

Marc Pergament – Director serves as Partner of Weinberg, Gross & Pergament LLP. Mr. Pergament is a Long Island Chapter 7 Trustee and has been a panel trustee in the Eastern District of New York since 1990, where he is assigned cases filed in the Central Islip Bankruptcy Court. Mr. Pergament graduated from Brooklyn College in 1977 with a B.A. cum laude . He attended Rutgers University Law School, graduating in 1980. He is a founding partner of the Garden City law firm, Weinberg, Gross & Pergament LLP which was created in 1987. Prior to that, Mr. Pergament was a trial attorney for the United States Department of Justice, in their Antitrust Division, from 1980 to 1983. He was previously involved as a coordinator and treasurer for 13 years with the Notre Dame Catholic Youth Organization in Nassau County.

Family Relationships

There are no familial relationships among our officers and directors.

Involvement in Certain Legal Proceedings

In 2007, Mr. Sartorio, as CEO of the Marquee Group filed for corporate bankruptcy protection for its manufacturing and distribution subsidiaries/affiliates and personal bankruptcy protection due to the devastating impact of Hurricane Katrina on his manufacturing and distribution subsidiaries/affiliates.

Other than disclosed above, during the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Committee

The Company does not have a formal Audit Committee, Nominating Committee or Compensation Committee.  As the Company’s business expands, however, it will reassess this.

Code of Ethics

The Company has adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

Board Meetings

The Board of Directors met one time during the fiscal year of 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Dominick Sartorio, Christopher Amandola, Anthony Urbano, Edward Joyce and Marc Pergament have not yet filed a Form 3 reporting their beneficial ownership of the Company’s common stock.

Mr. Joyce is no longer a member of our Board of Directors.

Item 11.	Executive Compensation

The following table sets forth for the two years ended December 31, 2013 and 2012 the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer and the Company’s other most highly compensated executive officers whose total compensation during the year ended December 31, 2012 and 2013 exceeded $100,000.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Incentive Compensation ($) (1)	Option Awards ($) (2)	Total $
Dominick Sartorio	2013	250,000	0	0	0	250,000
	2012	225,000	0	0	0	225,000
Christopher Amandola	2013	217,000	0	0	0	217,000
	2012	180,000	0	825,000	0	1,005,000
Anthony Urbano	2013	180,000	0	0	0	180,000
	2012	180,000	0	0	0	180,000
Edward Joyce	2013	53,000	0	0	0	53,000
	2012	0	0	280,000	0	280,000
David Perry	2013	180,000	0	0	0	180,000
	2012	180,000	0	280,000	0	460,000
Marc Pergament	2013	0	0	0	0	0
	2012	0	0	350,000	0	350,000

(1) Represents the calculated costs of stock based compensation for financial reporting purposes. The value represents the share price of our common stock upon approval by the board of directors to issue the common shares to our executives multiplied by the number of shares being issued. Portions of this value are recorded as deferred compensation when the shares are issued for a term that extends into a later period.

(2) Represents the compensation costs of stock options for financial reporting purposes under FASB ASC 718, rather than an amount paid to or realized by the above named executive officer.

Other than disclosed above, no other board members received compensation in any form for their services as board members.

Employment Agreements

On June 8, 2011, Millennium HealthCare Solutions, Inc. (“MHS”) entered into an employment agreement with Christopher Amandola (the “Amandola Employment Agreement”), whereby Mr. Amandola agreed to serve as the President of MHS, in consideration for an annual base salary of $130,000, a performance bonus of up to 200% of his base salary to be determined by the Board of Directors and a discretionary bonus to be determined by the Board of Directors. Additionally, under the terms of the Amandola Employment Agreement, MHS shall lease an automobile of up to a monthly lease amount of $500. Mr. Amandola shall also receive 500,000 shares of the Company’s common stock in the event that MHS merges with a public entity. The term of the Amandola Employment Agreement commences on the date of the Amandola Employment Agreement and ends when terminated by either party. The Amandola Employment Agreement was assumed by the Company on June 14, 2011.

On January 9, 2012, the Company and Mr. Amadola entered into an addendum to the Amadola Employment Agreement pursuant to which, the annual base salary was raised to $180,000.

On June 7, 2011, MHS entered into an employment agreement with Dominick Sartorio (the “Sartorio Employment Agreement”), whereby Mr. Sartorio agreed to serve as the Chief Executive Officer of MHS, in consideration for an annual base salary of $130,000, a performance bonus of no less than 125% and no more than 200% of his base salary to be determined by the Board of Directors and a discretionary bonus to be determined by the Board of Directors. The Sartorio Employment Agreement was assumed by the Company on June 14, 2011.

On January 9, 2012, the Company and Mr. Sartorio entered into an addendum to the Sartorio Employment Agreement pursuant to which, the annual base salary was raised to $225,000.

On June 6, 2011, MHS entered into an employment agreement with Anthony Urbano (the “Urbano Employment Agreement”), whereby Mr. Urbano agreed to serve as the Chief Financial Officer of MHS, in consideration for an annual base salary of $130,000, a performance bonus of no less than 25% and no more than 200% of his base salary to be determined by the Board of Directors and a discretionary bonus to be determined by the Board of Directors. Additionally, under the terms of the Urbano Employment Agreement, MHS shall lease an automobile of up to a monthly lease amount of $850. The term of the Urbano Employment Agreement commences on upon completion of MHS’ first financing and ends when terminated by either party. The Urbano Employment Agreement was assumed by the Company on June 14, 2011.

On January 9, 2012, the Company and Mr. Urbano entered into an addendum to the Urbano Employment Agreement pursuant to which, the annual base salary was raised to $180,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 15, 2014, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares Beneficially Owned	Percentage of Outstanding shares owned
Dominick Sartorio	8,000,000	11.29%
Christopher Amandola	8,000,000	11.29%
Anthony Urbano	8,360,000	11.80%
David Perry	2,000,000	2.82%
Edward Joyce	500,000	0.71%
Marc Pergament	250,000	0.35%
All directors and executive officers as a group (6 persons)	27,110,000	38.27%

(1) In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 15, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 15, 2014 (70,837,172), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director independence and related transactions:

On July 1, 2010, a change in control occurred when the new Company CEO purchased a company controlled by the former President of the Company in a private transaction. The former President of the Company sold his entire interest in the company and has resigned from all positions in July 2010.

In June 2011, the Company entered into an asset purchase agreement with Millennium HealthCare Solutions Inc. (“MHS”), whereby it purchased assets of MHS along with assets of its wholly-owned subsidiaries. An officer and director of the Company was formally a manager of one of the principal owners of MHS. This officer and director has been divested of his entire interest and ownership and has been relieved from all positions and responsibilities as a former owner of MHS. Additionally, one of the remaining principal owners of MHS is the brother of the CEO of the Company. Subsequent to the asset purchase in 2011, there have been no additional transactions between these parties.

The Company currently does, and may, from time to time, engage, consult, contract or hire family members and/or relations of current officers and/or directors of the Company. Such engagements generally are for specific roles and do not consist of any executive, officer or directorship responsibilities.

The Company engaged spouse of the CEO of the Company to provide certain consulting services.

The Company engaged the spouse of the CFO of the Company to provide certain consulting services.

Item 14.	Principal Accounting Fees and Services

We were billed by KBL, LLP, an independent public accounting firm, for the following professional services they performed for us during fiscal years ended December 31, 2013 and 2012 and Paritz & Company PA, an independent public accounting firm, for the professional services they performed for us during fiscal years ended December 31, 2013 as set forth in the table below:

	Fiscal year ended December 31,
	2013	2012
Audit fees	$30,500	$30,000
Audit-related fees
Tax fees
All other fees
Total	$30,500	$30,000

The Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation dated July 27, 1994 (Incorporated by reference to Exhibit 3.1 to Form 10 filed on December 6, 2013)
3.2	Certificate of Correct dated July 28, 1994 (Incorporated by reference to Exhibit 3.2 to Form 10 filed on December 6, 2013)
3.3	Certificate of Amendment of Certificate of Incorporation dated July 11, 2000 (Incorporated by reference to Exhibit 3.3 to Form 10 filed on December 6, 2013)
3.4	Certificate of Amendment of Certificate of Incorporation dated December 18, 2002 (Incorporated by reference to Exhibit 3.4 to Form 10 filed on December 6, 2013)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation dated April 1, 2003 (Incorporated by reference to Exhibit 3.5 to Form 10 filed on December 6, 2013)
3.6	Certificate of Amendment of Certificate of Incorporation dated June 24, 2004 (Incorporated by reference to Exhibit 3.6 to Form 10 filed on December 6, 2013)
3.7	Certificate of Amendment of Certificate of Incorporation dated July 15, 2008 (Incorporated by reference to Exhibit 3.7 to Form 10 filed on December 6, 2013)
3.8	Certificate of Amendment of Certificate of Incorporation dated July 9, 2010 (Incorporated by reference to Exhibit 3.8 to Form 10 filed on December 6, 2013)
3.9	Certificate of Amendment of Certificate of Incorporation dated December 28, 2010 (Incorporated by reference to Exhibit 3.9 to Form 10 filed on December 6, 2013)
3.10	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock dated June 14, 2011 (Incorporated by reference to Exhibit 3.10 to Form 10 filed on December 6, 2013)
3.11	Certificate of Amendment of Certificate of Incorporation dated June 16, 2011 (Incorporated by reference to Exhibit 3.11 to Form 10 filed on December 6, 2013)
3.12	Certificate of Designation, Preferences and Rights of Series E Preferred Stock dated July 25, 2013 (Incorporated by reference to Exhibit 3.12 to Form 10 filed on December 6, 2013)
3.13	By-Laws (Incorporated by reference to Exhibit 3.13 to Form 10 filed on December 6, 2013)
3.14	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series F Preferred Stock dated December 2, 2013 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 5, 2014)
3.15	Certificate of Designation, Preference, Rights and Limitations of Series G Preferred Stock (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 13, 2014)
10.1

Distribution and Marketing Services Agreement by and between Millennium Medical Devices LLC and Atossa Genetics Inc. dated April 30, 2013* (Incorporated by reference to Exhibit 10.1 to Amendment Number 2 to the Form 10 filed on March 7, 2014)

10.2

Medical Records Coding Agreement by and between Millennium Coding & Billing Inc. and CDx Diagnostics Inc. dated February 1, 201*(Incorporated by reference to Exhibit 10.2 to Amendment Number 2 to the Form 10 filed on March 7, 2014)

10.3

Master Purchase, Supply and Distribution Agreement by and between Millennium Medical Devices LLC and Heart Smart Inc. dated May 1, 2013* (Incorporated by reference to Exhibit 10.3 to Amendment Number 2 to the Form 10 filed on March 7, 2014)

10.4	Agreement of Lease by and between Treeline 100-400 GCP LLC and Millennium Healthcare, Inc. dated February 29, 2013 (Incorporated by reference to Exhibit 10.4 to Form 10 filed on December 6, 2013)
10.5	Lease Agreement by and between Matrix/AEW NB, LLC and Millennium Healthcare Inc. dated September 11, 2012 (Incorporated by reference to Exhibit 10.5 to Form 10 filed on December 6, 2013)
10.6	Committed Equity Facility Agreement by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.6 to Form 10 filed on December 6, 2013)
10.7	Registration Rights Agreement by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.7 to Form 10 filed on December 6, 2013)
10.8	Securities Purchase Agreement by and between by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.8 to Form 10 filed on December 6, 2013)
10.9	Promissory Note issued to TCA Global Credit Master Fund, L.P. dated August 31, 2012 (Incorporated by reference to Exhibit 10.9 to Form 10 filed on December 6, 2013)
10.10	Security Agreement by and between by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.10 to Form 10 filed on December 6, 2013)
10.11	Security Agreement by and among TCA Global Credit Master Fund, L.P., Millennium Procomm Solutions, Inc., Millennium Coding & Billing, Inc., Millennium Medical Devices, LLC, Millennium Vascular Management Group, Inc. and Millennium Vascular Management Group of Staten Island, LLC dated August 31, 2012 (Incorporated by reference to Exhibit 10.11 to Form 10 filed on December 6, 2013)
10.12	Guaranty Agreement by and among Millennium Procomm Solutions, Inc., Millennium Coding & Billing, Inc., Millennium Medical Devices, LLC, Millennium Vascular Management Group, Inc. and Millennium Vascular Management Group of Staten Island, LLC for the benefit of TCA Global Credit Master Fund, L.P. dated August 31, 2012 (Incorporated by reference to Exhibit 10.12 to Form 10 filed on December 6, 2013)

10.13	Validity Guaranty made by Dominick Sartorio for the benefit of TCA Global Credit Master Fund, L.P. dated September 20, 2012 (Incorporated by reference to Exhibit 10.13 to Form 10 filed on December 6, 2013)
10.14

Purchase, Supply and Distribution Agreement between Millennium Medical Devices LLC and CDx Diagnostics Inc. dated February 1, 2013* (Incorporated by reference to Exhibit 10.14 to Amendment Number 2 to the Form 10 filed on March 7, 2014)

10.15	Form Warrant Subscription Agreement dated February 2013 (Incorporated by reference to Exhibit 10.15 to Form 10 filed on July 25, 2013)
10.16	Form A Warrant dated February 21, 2013 (Incorporated by reference to Exhibit 10.16 to Form 10 filed on July 25, 2013)
10.17	Form B Warrant dated February 21, 2013 (Incorporated by reference to Exhibit 10.17 to Form 10 filed on July 25, 2013)
10.18	Form Note Subscription Agreement dated February 21, 2013 (Incorporated by reference to Exhibit 10.18 to Form 10 filed on July 25, 2013)
10.19	Form Bridge Note dated February 21, 2013 (Incorporated by reference to Exhibit 10.19 to Form 10 filed on July 25, 2013)
10.20	Form Security Agreement dated February 21, 2013 (Incorporated by reference to Exhibit 10.20 to Form 10 filed on July 25, 2013)
10.21	Form Subscription Agreement dated June 27, 2013 (Incorporated by reference to Exhibit 10.21 to Form 10 filed on July 25, 2013)
10.22	Form Promissory Note dated June 27, 2013 (Incorporated by reference to Exhibit 10.22 to Form 10filed on July 25, 2013)
10.23	Form A Warrant dated June 27, 2013 (Incorporated by reference to Exhibit 10.23 to Form 10 filed on July 25, 2013)
10.24	Form B Warrant dated June 27, 2013 (Incorporated by reference to Exhibit 10.24 to Form 10 filed on July 25, 2013)
10.25	License Agreement between Devonshire Surgical Facility, LLC and Millennium Vascular Management Group Inc. dated June 6, 2013 (Incorporated by reference to Exhibit 10.25 to Form 10 filed on December 6, 2013)
10.26	Employment Agreement between Millennium HealthCare Solutions, Inc. and Christopher Amandola dated June 8, 2011 (Incorporated by reference to Exhibit 10.26 to Form 10 filed on December 6, 2013)
10.27	Employment Agreement between Millennium HealthCare Solutions, Inc. and Dominick Sartorio dated June 7, 2011 (to be filed by amendment)
10.28	Employment Agreement between Millennium HealthCare Solutions, Inc. and Anthony Urbano dated June 6, 2011 (Incorporated by reference to Exhibit 10.28 to Form 10 filed on December 6, 2013)
10.29	Addendum to Employment Agreement between Millennium Healthcare Inc. and Christopher Amandola dated January 9, 2012 (Incorporated by reference to Exhibit 10.29 to Form 10 filed on December 6, 2013)
10.30	Addendum to Employment Agreement between Millennium Healthcare Inc. and Dominick Sartoria dated January 9, 2012 (Incorporated by reference to Exhibit 10.30 to Form 10 filed on December 6, 2013)
10.31	Addendum to Employment Agreement between Millennium Healthcare Inc. and Anthony Urbano dated January 9, 2012 (Incorporated by reference to Exhibit 10.31 to Form 10 filed on December 6, 2013)
10.32	Supply and Distribution Agreement between Millennium Healthcare Inc. and eWellness Corporation dated May 24, 2013* (Incorporated by reference to Exhibit 10.32 to Amendment Number 2 to the Form 10 filed on March 7, 2014)
10.34	Asset Purchase Agreement dated November 4, 2013 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 4, 2013)
10.35	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2014)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10 filed on July 25, 2013)
16.1	Letter dated November 25, 2013 from KBL, LLP to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to Form 8-K filed on November 26, 2013)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 10 filed on July 25, 2013)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Portions of the exhibits have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennium Healthcare Inc.

Date: April 15, 2014	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: April 15, 2014	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dominick Sartorio	Chief Executive Officer, Chairman	April 15, 2014
Dominick Sartorio

/s/ Christopher Amandola	President and Director	April 15, 2014
Christopher Amandola

/s/ Anthony Urbano	Chief Financial Officer and Director	April 15, 2014
Anthony Urbano

/s/ David Perry	Chief Operating Officer and Director	April 15, 2014
David Perry

