Form 10-K/A
period 2013-12-31
MILLENNIUM HEALTHCARE INC.
filed 2014-04-18
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 000-55009

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

December 31, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$169,487	$-	$1,817,825	$-	$1,987,312

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	264,711	129,983	1,051,782	11,087,059	12,533,536
Depreciation and Amortization	311,353	-	6,465	452,536	770,354
Impairment Loss	-	-	-	4,046,826	4,046,826
Other (Income) Loss	-	-	3,368	(376,389)	(373,021)

Net Income (Loss) Applicable to Common Shares	$(406,637)	$(129,983)	$756,210	$(16,679,253)	$(16,459,663)

Segmented Fixed Assets
Fixed Assets	$-	$-	$35,693	$62,967	$98,660
Intangible Assets	82,250	-	-	-	82,250
Total Assets	$82,250	$-	$35,693	$62,967	$180,910

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

December 31, 2012	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$242,034	$-	$1,444,000	$-	$1,686,034

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	397,539	6,283	805,927	11,417,709	12,627,458
Depreciation and Amortization	311,354	-	563	449,719	761,636
Other (Income) Loss	894		211	6,149,191	6,150,296

Net Income (Loss) Applicable to Common Shares	$(467,753)	$(6,283)	$637,299	$(18,016,619)	$(17,853,356)

Segmented Fixed Assets
Fixed Assets	$415,998	$-	$21,362	$93,805	$531,165
Intangible Assets	382,500	-	-	849,187	1,231,687
Goodwill	267,141	-	4,700	2,860,352	3,132,193

Total Assets	$1,065,639	$-	$26,062	$3,803,344	$4,895,045

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

The Company sold 1,950,000 units and raised $1,950,000 under private placements during 2013. Each unit consisted of one share of common stock and one share of Series F. As a result, 1,950,000 shares of Series F were to be issued, in which 550,000 shares were issued and 1,400,000 shares valued at $882,500 were recorded as a liability for stock to be issued. Due to the redeemable nature of the Series F, the unit price was allocated between the Common stock and Series F and the Series F is recorded as a preferred stock liability in the accompanying consolidated financial statements.

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

10.15	Form Warrant Subscription Agreement dated February 2013 (Incorporated by reference to Exhibit 10.15 to Form 10 filed on July 25, 2013)
10.16	Form A Warrant dated February 21, 2013 (Incorporated by reference to Exhibit 10.16 to Form 10 filed on July 25, 2013)
10.17	Form B Warrant dated February 21, 2013 (Incorporated by reference to Exhibit 10.17 to Form 10 filed on July 25, 2013)
10.18	Form Note Subscription Agreement dated February 21, 2013 (Incorporated by reference to Exhibit 10.18 to Form 10 filed on July 25, 2013)
10.19	Form Bridge Note dated February 21, 2013 (Incorporated by reference to Exhibit 10.19 to Form 10 filed on July 25, 2013)
10.20	Form Security Agreement dated February 21, 2013 (Incorporated by reference to Exhibit 10.20 to Form 10 filed on July 25, 2013)
10.21	Form Subscription Agreement dated June 27, 2013 (Incorporated by reference to Exhibit 10.21 to Form 10 filed on July 25, 2013)
10.22	Form Promissory Note dated June 27, 2013 (Incorporated by reference to Exhibit 10.22 to Form 10filed on July 25, 2013)
10.23	Form A Warrant dated June 27, 2013 (Incorporated by reference to Exhibit 10.23 to Form 10 filed on July 25, 2013)
10.24	Form B Warrant dated June 27, 2013 (Incorporated by reference to Exhibit 10.24 to Form 10 filed on July 25, 2013)
10.25	License Agreement between Devonshire Surgical Facility, LLC and Millennium Vascular Management Group Inc. dated June 6, 2013 (Incorporated by reference to Exhibit 10.25 to Form 10 filed on December 6, 2013)
10.26	Employment Agreement between Millennium HealthCare Solutions, Inc. and Christopher Amandola dated June 8, 2011 (Incorporated by reference to Exhibit 10.26 to Form 10 filed on December 6, 2013)
10.27	Employment Agreement between Millennium HealthCare Solutions, Inc. and Dominick Sartorio dated June 7, 2011 (to be filed by amendment)
10.28	Employment Agreement between Millennium HealthCare Solutions, Inc. and Anthony Urbano dated June 6, 2011 (Incorporated by reference to Exhibit 10.28 to Form 10 filed on December 6, 2013)
10.29	Addendum to Employment Agreement between Millennium Healthcare Inc. and Christopher Amandola dated January 9, 2012 (Incorporated by reference to Exhibit 10.29 to Form 10 filed on December 6, 2013)
10.30	Addendum to Employment Agreement between Millennium Healthcare Inc. and Dominick Sartoria dated January 9, 2012 (Incorporated by reference to Exhibit 10.30 to Form 10 filed on December 6, 2013)
10.31	Addendum to Employment Agreement between Millennium Healthcare Inc. and Anthony Urbano dated January 9, 2012 (Incorporated by reference to Exhibit 10.31 to Form 10 filed on December 6, 2013)
10.32	Supply and Distribution Agreement between Millennium Healthcare Inc. and eWellness Corporation dated May 24, 2013* (Incorporated by reference to Exhibit 10.32 to Amendment Number 2 to the Form 10 filed on March 7, 2014)
10.34	Asset Purchase Agreement dated November 4, 2013 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 4, 2013)
10.35	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2014)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10 filed on July 25, 2013)
16.1	Letter dated November 25, 2013 from KBL, LLP to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to Form 8-K filed on November 26, 2013)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 10 filed on July 25, 2013)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of the exhibits have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennium Healthcare Inc.

Date: April 18, 2014	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: April 18, 2014	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dominick Sartorio	Chief Executive Officer, Chairman	April 18, 2014
Dominick Sartorio

/s/ Christopher Amandola	President and Director	April 18, 2014
Christopher Amandola

/s/ Anthony Urbano	Chief Financial Officer and Director	April 18, 2014
Anthony Urbano

/s/ David Perry	Chief Operating Officer and Director	April 18, 2014
David Perry

