Form 10-Q
period 2014-03-31
MILLENNIUM HEALTHCARE INC.
filed 2014-05-19
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on May 2, 2014 were 72,712,172.

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$19,018	$115,645
Accounts receivable, net of allowance for doubtful accounts of $1,200,000	1,189,344	861,414
Inventory	1,420,963	820,963
Prepaid expenses	97,724	427,126
Total current assets	2,727,049	2,225,148

Fixed assets, net	88,714	98,660

OTHER ASSETS
Intangible assets, net	75,396	82,250
Total other assets	75,396	82,250

TOTAL ASSETS	$2,891,159	$2,406,058

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$994,996	$748,068
Preferred stock dividends payable	26,452	25,936
Current portion of notes payable, net of debt discounts	1,946,627	2,227,735
Derivative liability	5,946,601	1,877,547
Liability for common stock to be issued	1,811,450	902,952
Liability for preferred stock to be issued	1,473,250	882,500
Total current liabilities	12,199,376	6,664,738

Preferred stock liability	337,500	337,500
Notes payable, net of debt discounts of $-0- and $384,563, and original issue discounts of $-0- and $91,122, net of current portion	-	-

TOTAL LIABILITIES	12,536,876	7,002,238

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 500,000 shares issued and outstanding	50	50
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 129,664 shares issued and outstanding	13	13
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 550,000 shares issued and outstanding	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 70,687,172 and 63,237,172 shares issued and outstanding, respectively	7,069	6,324
Additional paid in capital	51,472,491	47,936,049
Deferred compensation	(1,307,277)	(645,964)
Accumulated deficit	(59,818,063)	(51,892,652)
Total stockholders' equity (deficit)	(9,645,717)	(4,596,180)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,891,159	$2,406,058

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2014	MARCH 31, 2013

REVENUE	$538,446	$487,833

OPERATING EXPENSES
Payroll, consulting and professional fees	3,517,507	601,345
Rent	78,058	45,493
General and administrative	296,002	215,678
Depreciation and amortization	16,801	192,069

Total operating expenses	3,908,368	1,054,585

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(3,369,922)	(566,752)

OTHER INCOME (EXPENSE)
Interest expense	(459,983)	(1,361,567)
Gain (loss) on change in fair value of derivative liability	(4,069,054)	448,100

Total other income (expense)	(4,529,037)	(913,467)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(7,898,959)	(1,480,219)

Preferred stock dividends	(26,452)	(33,000)

NET (LOSS)	$(7,925,411)	$(1,513,219)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	68,295,318	36,829,705

NET LOSS PER SHARE - BASIC & DILUTED	$(0.12)	$(0.04)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2014	MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,925,411)	$(1,513,219)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Depreciation and amortization	16,801	192,069
Non-cash interest expense	384,563	216,292
(Gain) loss on change in fair value of derivative liability	4,069,054	(448,100)
Derivative liability on warrants	-	1,159,690
Beneficial conversion feature on debt		(34,537)
Preferred stock dividend	26,452
Amortization of deferred compensation	426,686	176,927
Shares issued and liability for common shares to be issued for services rendered	1,862,185	-

Change in assets and liabilities
Decrease (increase) in prepaid expenses	329,402	(300,600)
(Increase) decrease in accounts receivable	(327,930)	(330,617)
(Increase) decrease in inventory	(600,000)	-
(Decrease) Increase in accounts payable and accrued expenses	246,928	85,871
Increase in preferred stock dividends payable	751	33,000

Total adjustments	6,434,892	749,995
Net cash (used in) operating activities	(1,490,519)	(763,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	1,675,000	-

Proceeds received from purchase of warrants	-	5,000
Proceeds received from notes payable	378,000	720,000
Repayments of notes payable	(659,108)	(38,843)

Net cash provided by financing activities	1,393,892	686,157

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,627)	(77,067)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	115,645	127,149

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,018	$50,082

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	-	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$5,065
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$1,811,450	$5,970,500
Issuance of preferred stock for liability of stock to be issued	$1,473,250	$-
Valuation of warrants for prepaid services	$91,934	$-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

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

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $9,472,327 and a stockholders’ deficit of $9,645,717 as of March 31, 2014. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently launching its medical equipment and device business in 2014, in which the Company has entered into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test, a heart health test and assessment device, and a medical testing device in the area of breast cancer.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of March 31, 2014 and for the three months ended March 31, 2014 and 2013, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

March 31, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$2,298	$34,323	$501,825	$-	$538,446

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	1,857	31,776	289,813	3,568,121	3,891,567
Depreciation and Amortization	-	-	8.990	7,811	16,801
Other (Income) Loss	-	-	-	4,529,037	4,529,037
Net Income (Loss) Applicable to Common Shareholders	$441	$2,547	$203,022	$(8,104,969)	$(7,898,959)

Segmented Fixed Assets
Fixed Assets	$-	$-	$33,557	$55,157	$88,714
Intangible Assets	-	-	75,396	-	75,396
Total Fixed Assets	$-	$-	$108,953	$55,157	$164,110

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

March 31, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$37,833	$-	$450,000	$-	$487,833

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	69,800	31,192	268,058	493,466	862,516
Depreciation and Amortization	77,839	-	1,096	113,134	192,069
Other (Income) Loss	-		1,106	912,361	913,467

Net Income (Loss) Applicable to Common Shareholders	$(109,806)	$(31,192)	$179,740	$(1,518,961)	$(1,480,219)

Segmented Fixed Assets
Fixed Assets	$389,160	$-	$20,266	$86,569	$495,995
Intangible Assets	331,500	-	-	743,289	1,074,789
Goodwill	267,141	-	4,700	2,860,352	3,132,193

Total Fixed Assets	$987,801	$-	$24,966	$3,690,210	$4,702,977

Generally, any item not related to one of our other segments would be included in the Corporate Column. This includes corporate overhead costs such as consulting fees, legal fees, and other professional fees including all common stock issued for services; and interest expenses, including all fair value measurements of warrants and fair value adjustments related to our derivative liability that have been charged to interest. The Company has determined it would be more appropriate to include a corporate column rather than develop an allocation to our other divisions as the Company has not determined allocation percentages.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect in 2014 and 2013, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 2-	ACQUISITION

Effective November 4, 2013, the Company’s acquired the call answering service accounts of Bellringer Communications Inc. (“Bellringer”) for an aggregate consideration of $82,500 payable $17,500 in cash and 175,000 shares of common stock to be issued. Based on the fair values at the effective date of acquisition the purchase price was allocated to customer lists and is being amortized over its estimated useful life of five years.

Unaudited proforma results of operations for the year ended December 31, 2013 as if the acquisition of Bellringer had been consummated as of the beginning of each period presented are not presented as the effects on the financial statements would not be material.

NOTE 3-	LINE OF CREDIT/PREFERRED STOCK - SERIES B, SERIES D, SERIES E, SERIES F AND SERIES G

 .

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock. The Company issued 3,384 additional shares of Series E Preferred Stock to holders as payment of $33,843 in accrued dividends during the year. Accrued dividends through December 31, 2013 were $25,936. In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of the $25,936 in accrued dividends through December 31, 2013. Accrued dividends for the Series E Preferred Stock through March 31, 2014 were $26,452.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

The Company raised $1,950,000 under a private placement during 2013 and $1,050,000 through March 31, 2014 for a total of $3,000,000 raised for this private placement. As a result, 3,000,000 shares of Series F were to be issued, in which 550,000 shares were issued during 2013 and 2,450,000 shares valued at $1,356,500 were recorded as a liability for stock to be issued. This private placement is closed and will have no future participation.

The Company raised $625,000 under a private placement during 2014. As a result, 625 shares of Series G are to be issued, which were valued at $116,750 and recorded as a liability for stock to be issued.

NOTE 4-	NOTES PAYABLE

Demand Notes

One of the notes, original amount borrowed of $111,000 bears interest at the rate of 18% per annum. The Company repaid $81,000 of this note through December 31, 2013. The entire balance due of $30,000 is reflected in the current portion of notes payable. This demand note has been fully repaid and satisfied January 2014.

The Company borrowed $210,000 from an entity at various times during 2012.The notes, which do not bear interest, are short-term in nature and are to be repaid upon future financings. The Company was to issue shares of common stock to the lender until the notes were fully repaid, however the parties agreed to have repayment done upon completion of a larger funding to the Company. The Company issued 30,000 shares of common stock to pay $42,000 (value of $1.40 per share) of interest for the remaining outstanding balance due for the life of the notes. In addition, the Company repaid $80,000 during 2012. The remaining balance outstanding as of March 31, 2014 is $130,000.

The Company borrowed an aggregate of $107,500 from an individual during 2013 which bears interest at 5% per annum. This demand note has been fully repaid and satisfied February 2014.

The Company borrowed $76,000 from various entities during 2013 which bear interest at 5% per annum. These demand notes have been fully repaid and satisfied as of February 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Promissory Notes

The Company entered into a $375,000 Promissory Note with an unrelated third party on September 24, 2012. The note was scheduled to mature September 24, 2013 and bears interest at the rate of 12% per annum. The Company, in accordance with the payment schedule, was to make two payments of interest only and then ten payments of $39,593 including interest with the final payment being made on September 24, 2013.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Concurrent with the Amended Note, the Company issued to the noteholder 415,800 shares of common stock as part of the settlement resulting in the Amended Note. The value of the stock at July 9, 2013 was $0.50 per share or $207,900. This note has been settled and fully satisfied April 2014.

The Company borrowed an aggregate of $375,000 from unrelated third parties during 2013 which bear interest at 10% to 18.2% per annum. These promissory notes have been fully repaid and satisfied February 2014.

Promissory Note - Convertible

The Company and an entity entered into a convertible promissory note on February 7, 2014 for $353,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share.

Promissory Notes – Original Issue Discounts

During the year ended December 31, 2013 the Company entered into various agreements pursuant to which it borrowed an aggregate of $1,681,500, net of original issue discounts. In connection therewith, the Company issued 1,565,000 series A warrants and 1,565,000 series B warrants, both of which have a five year term. The Company valued each component separately and considered the warrants a derivative liability since they contained rachet provisions. As a result, the Company recognized a full discount in which such amount will be amortized over the life of the notes.

Original Issue Discount Promissory Notes have been fully repaid and satisfied as they became due between January and May 2014.

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 6 separate series’ of preferred stock.

March 31, 2014

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Conversion to Common Stock
Series “A" (1)	June 14, 2011	June 2011	500,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	132,258	$.0001	65:1
Series “F” (5)	December 2, 2013	December 2013	550,000	$.0001	N/A
Series “G” (6)	March 7, 2014	March 2014	0	$.0001	N/A

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

(6) Issued to investors as part of a private offering.

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

The Series C Preferred Stock was never designated, and the Company further filed a Certificate of Designation for Series D Preferred Stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of $25,936 in accrued dividends through December 31, 2013. Accrued dividends for the Series E Preferred Stock through March 31, 2014 were $26,452.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The Company amended its certificate of designation in December 2013 to authorize a Series F Preferred Stock (“Series F”) which provides for a quarterly dividend of 10% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and is payable on a quarterly basis, beginning after two quarters following the issue date. Holders are not entitled to receive any dividend from the Company after they have received an aggregate of $1.20 per share. Once holders receive an aggregate of $1.20 for each share held, all Series F shall expire and/or be redeemable for $1.

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

The Company sold 1,950,000 units and raised $1,950,000 under a private placement during 2013. The Company sold 1,050,000 units and raised $1,050,000 through March 31, 2014 for a total of 3,000,000 units sold and $3,000,000 raised for this private placement. Each unit consisted of one share of common stock and one share of Series F. As a result, 3,000,000 shares of Series F were to be issued, in which 550,000 shares were issued during 2013 and 2,450,000 shares valued at $1,356,500 were recorded as a liability for stock to be issued. Due to the redeemable nature of the Series F, the unit price was allocated between the Common stock and Series F and the Series F is recorded as a preferred stock liability in the accompanying consolidated financial statements for the Series F shares that have been issued. This private placement is closed and will have no future participation.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The Company sold 625 units and raised $625,000 under a private placement through March 31, 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 625 shares of Series G were to be issued were valued at $116,750 and recorded as a liability for stock to be issued.

Common Stock

The Company issued 7,450,000 shares common stock for consulting and other services during the three months ended March 31, 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

The Company raised $3,625,000 under private placements through March 31, 2014. As a result, 3,625,000 shares of common stock were to be issued, in which 550,000 shares were issued during 2013 and 3,075,000 shares valued at $1,601,750 were recorded as a liability for stock to be issued.

Warrants

During the years ended December 31, 2012 and 2013, the Company issued 9,760,000 warrants at exercise prices ranging from $.50 to $1.00 per share. All of the warrants are vested and remain outstanding. The warrants have a weighted average price of $0.65.

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

The Company used the black-scholes method to value the warrants, with the following criteria: volatility 353.17%; quarterly dividend percentage 0%; and discount rate of 0.95%.

NOTE 5-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended three months ended March 31, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	11.2%
Change in valuation allowance	40.8%	28.8%
Income Tax provision (benefit)	0.0%	0.0%

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

The benefit for income tax is summarized as follows:

	Three Month Ended
	March 31, 2014	March 31, 2012

Federal:
Current	$-	$-
Deferred	(5,230,783)	(5,390,439)
State:
Current
Deferred	(923,079)	(951,254)
Change in valuation allowance	6,153,862	6,341,693
Income Tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Deferred Tax Assets
Net operating losses	$5,856,404	$1,531,081

Deferred Tax Liabilities
Impairment	$1,618,400	$-
Allowance for doubtful accounts	480,000	-
	2,098,400	-

Net deferred tax asset	3,758,004	1,531,081
Less: Valuation allowance	(3,758,004)	(1,531,081)
	$-	$-

As of March 31, 2014, the Company had approximately $13,400,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

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

NOTE 6-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total

Cash	$19,018	$-	$-	$19,018

Total assets	$19,018	$-	$-	$19,018

Notes payable, net of debt discount and OID	$-	$-	$1,946,627	$1,946,627

Embedded conversion feature and derivative liability	$-	$-	$5,946,601	$5,946,601

Total liabilities	$-	$-	$7,893,228	$7,893,228

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Cash	$115,645	$-	$-	$115,645

Total assets	$115,645	$-	$-	$115,645

Notes payable, net of debt discount and OID	$-	$-	$2,227,735	$2,227,735

Embedded conversion feature and derivative liability	$-	$-	$1,877,547	$1,877,547

Total liabilities	$-	$-	$4,105,282	$4,105,282

	For the Three Months Ending	For the Three Months Ending
	2014	2013

Total gain/(loss) from revaluation of derivatives included in earnings:	$(4,069,054)	$448,100

NOTE 7-	SUBSEQUENT EVENTS

Common Stock

In April 2014, the Company issued 1,300,000 shares of common stock to consultants for services rendered. These shares have been valued at $1,196,000.

In April 2014, the Company issued to a note holder 575,000 shares of common stock as part of a full settlement and satisfaction of an outstanding note balance. These shares have been valued at $460,000.

In April 2014, the Company is to issue 1,325,000 shares of common stock as a result of a private placement. These shares have been valued at $1,202,250 and were recorded as a liability for common stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Preferred Stock

In April 2014, the Company is to issue 1,325 shares of Series G preferred stock as a result of private placements. These shares have been valued at $152,750 and were recorded as a liability for preferred stock to be issued.

Commitments

In May 2014, the Company opened a new state-of-the-art distribution facility in the Boynton Commerce Center in Boynton Beach, Florida.  The new 30,000 plus square foot facility will manage inventory and distribution for Millennium's regional operations and house local management and training facilities.

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

Current Operations and Recent Developments

The Company is currently launching its medical equipment and device business. This business focuses on strategic alliances and partnerships with medical device companies that provide innovative medical devices that utilize cutting edge technology, are cost effective, and FDA cleared. Devices the Company elects to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. All of the products that the Company distributes have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes.

The Company is currently re-focusing and reinforcing our physician practice administration and support business. This business offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. This group assists the physician and his practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

For the three months ended March 31, 2014, the Company had total revenue of $538,446 as compared to revenue of $487,833 for the three months ended March 31, 2013, Revenue increased by $50,613 or 10.4% over prior period due to additional physician practice locations under management, the acquisition of call answering service customers and the initial distribution and placement of medical devices. 2014 revenue consisted of $450,000 in revenue from physician practice administration and support, $54,123 in revenue from medical coding and billing and call answering and emergency dispatch services performed and $34,323 in revenues from the distribution and placement of medical devices.

For the three months ended March 31, 2013, the Company had total revenue of $487,833. 2013 revenue consisted of $450,000 in revenue from physician practice administration and support and $37,833 in revenue from medical coding and billing and call answering and emergency dispatch services performed. The changes in our operating expenses from March 31, 2014 to March 31, 2013 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $3,517,507 for the three months ended March 31, 2014 compared to $601,345 for the three months ended March 31, 2013, an increase of $2,916,162 or 484.9%. The increase is primarily attributed to an increase in the value of common stock issued for professional services of $2,520,243 from $176,927 to $ 2,697,170, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing, capital raising efforts and employment agreements and professional fees which increased $295,410 to $605,249 from $309,839 in 2013 resulting from consulting fees related to the launching of the medial device business, investor and public relations initiatives and capital raising efforts. In addition, payroll and related tax expenses for the three months ended March 31, 2014 increased $71,896 to $145,325 compared to $73,429 for the three months ended March 31, 2013, The increase is the result of rate increases along with added management personnel for the launching of the medical device business.

Rent

Rent expense for the three months ended March 31, 2014 was $78,058 compared to $45,493 for the three months ended March 31, 2013, an increase of $32,565 or 71.6%. The increase was the result of the expenses related to the corporate headquarters in Garden City, NY and related escalations as well as additional locations and usage days for physician practice management services.

General and administrative

General and administrative expenses aggregated $296,002 for the three months ended March 31, 2014 compared to $215,678 for the three months ended March 31, 2014 , an increase of $80,324 or 37.2%. The increase is primarily attributable to $36,630 in insurance expense for the three months ended March 31, 2014 compared to $28,112 for the three months ended March 31, 2013, an increase of $8,519 or 30.3%, The increase was due to expanding coverage for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $19,133 in telephone and telecommunication expense for the three months ended March 31, 2014 compared to $11,783 for the three months ended March 31, 2013, an increase of $7,350 or 62.4%. These costs increased primarily due to increased voice, data, software and hosting usage along with related repairs/maintenance and expansion of such services and equipment as the Company continues to grow and launch its device business; $26,262 in travel, entertainment, meals and related expenses for the three months ended March 31, 2014 compared to $11,452 for the three months ended March 31, 2013, an increase of $14,810 or 129.3%, The increase is due to the launching of the medical device business and an increase in the Company’s capital raise and investor and public relations efforts; and $213,977 in medical supplies, office and information technology expense for the three months ended March 31, 2014 compared to $164,331 for the three months ended March 31, 2013, an increase of $49,646 or 30.2%. These costs increased due to the opening of an additional location and the purchase of medical supplies for that location.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2014 aggregated $16,801 and decreased $175,269 from $192,069 or 91.3% from the three months ended March 31, 2013 related primarily to the impairment of certain fixed and intangible assets during 2013.

Other income (expense)

Net other income (expense) was ($4,529,037) for the three months ended March 31, 2014 compared to ($913,467) for the three months ended March 31, 2013, an increase of $3,615,570 or 395.8%. This increase is primarily attributable to interest expense as a result of the amortization of debt discount and the fair value adjustment related to the derivative liability for the three months ended March 31, 2014.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net loss

The net loss of the three months ended March 31, 2014 was ($7,925,411) compared to the net loss of ($1,513,219) for the three months ended March 31, 2013. The Company had a loss per weighted common share outstanding of ($0.12) for the three months ended March 31, 2014 compared to ($0.04) for the three months ended March 31, 2013.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our physician practice administration business and launching our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2013 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $1,675,000 through private placements and $353,000 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Net cash used in operating activities	(1,490,519)	$(763,224)
Net cash provided by (used) in investing activities	-	-
Net cash provided by financing activities	1,393,892	686,157
Net increase (decrease) in cash	$(96,627)	$(77,067)

Cash flows for the three months ended March 31, 2014 compared to March 31, 2013: For the three months ended March 31, 2014, we incurred a net loss of $7,925,411. Net cash used in operating activities was $1,490,519, net cash used in investing activities was $-0- and net cash provided by financing activities was $1,393,892. For the three months ended March 31, 2013, we incurred a net loss of $1,513,219. Net cash used in operating activities was $763,224, net cash used in investing activities was $-0- and net cash provided by financing activities was $686,157.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

Category	March 31, 2014	March 31, 2013
Cash	$19,018	$50,082

Current assets	2,727,049	1,937,688
Current liabilities	12,199,376	5,379,478
Working capital (deficit)	$(9,472,327)	$(3,441,790)

As of March 31, 2014, the Company had a working capital deficit of $9,472,327, compared to $3,441,790 at March 31, 2013, or an increase in working capital deficit of $6,030,537. As of March 31, 2014, the Company had cash and cash equivalents of $19,018 as compared to $50,082 on March 31, 2013, a decrease in cash of $31,064. For 2014, current assets increased by $789,361 primarily due to increases of $327,930 in accounts receivable related to our practice management services and beta testing launch related to our medical device business and $600,000 in inventory related to the purchase of medical devices for distribution and decrease in prepaid expense of $329,402 as a result of prepaid amortization and the delivery of prepaid inventory of $300,000. Current liabilities increased $6,819,898 primarily related to increases in liabilities of $1,862,185 in liability for common stock to be issued; increases in accounts payable and accrued expenses of $246,928 and increases in the change fair value of the derivative liability related to the warrants issued with the notes payable of $4,069,054. In addition, the Company issued $337,500 Series F preferred shares which have been classified as a liability.

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

Our revenue generating activities during 2014 continue to improve as the physician practice management services business is re-focused and continues to progress and we enter the final phase of launch and begin beta testing for our medical device distribution business, as we strategically start to place our medical devices for distribution into the marketplace. During 2013, we entered into several distribution agreements to launch our medical device division and have procured over $1.4 Million in medical device inventory for distribution through the first quarter 2014. The Company has also secured several network selling agreements with US based healthcare organizations for the use of certain medical devices we are distributing in a number of each organizations’ locations which include average monthly minimum unit usage per device, per location. Strategic rollout and placement of these devices has commenced in the later part of the first quarter of 2014. The Company has also secured additional key management personnel in 2013 to help facilitate the launch and rollout of our device division. The Company also continues its capital raising efforts during 2014 with increased exposure and awareness through more formalized investor and public relations, roadshows and the engaging of professional firms.

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

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. The Company is growing and currently lacks documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10 as filed with the SEC on April 15, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Designation of Series F Preferred Stock (1)

3.2	Certificate of Designation of Series G Preferred Stock (2)

10.1	Form of Subscription Agreement (1)

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1) Incorporated by Reference to the Registrant’s Current Report on Form 8-K which was filed with on March 4, 2014

(2) Incorporated by Reference to the Registrant’s Current Report on Form 8-K which was filed on March 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM HEALTHCARE INC.
DATE: May 19, 2014	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: May 19, 2014	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

