Form 10-Q
period 2014-06-30
MILLENNIUM HEALTHCARE INC.
filed 2014-08-19
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on August 7, 2014 were 77,787,172.

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$522,610	$115,645
Accounts receivable, net of allowance for doubtful accounts of $1,200,000	1,516,645	861,414
Inventory	1,448,601	820,963
Prepaid expenses	108,007	347,863
Total current assets	3,595,863	2,145,885

Fixed assets, net	78,767	98,660

OTHER ASSETS
Security deposits	374,764	79,263
Intangible assets, net	68,542	82,250
Total other assets	443,306	161,513

TOTAL ASSETS	$4,117,936	$2,406,058

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$741,819	$748,068
Preferred stock dividends payable	26,452	25,936
Current portion of notes payable, net of debt discounts and original issue discounts	793,000	2,227,735
Derivative liability	3,238,651	1,877,547
Liability for common stock to be issued	3,802,550	902,952
Liability for preferred stock to be issued	2,269,900	882,500
Total current liabilities	10,872,372	6,664,738

Preferred stock	337,500	337,500
Notes payable, net of debt discounts of $233,321 and $384,563, and original issue discounts of $123,530 and $91,122, net of current portion	466,679	-

TOTAL LIABILITIES	11,676,551	7,002,238

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 500,000 shares issued and outstanding	50	50
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 132,258 shares issued and outstanding	13	13
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 550,000 shares issued and outstanding	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 76,137,172 and 63,237,172 shares issued and outstanding, respectively	7,614	6,324
Additional paid in capital	54,590,321	47,936,049
Deferred compensation	(1,004,776)	(645,964)
Accumulated deficit	(61,151,837)	(51,892,652)
Total stockholders' (deficit)	(7,558,615)	(4,596,180)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,117,936	$2,406,058

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2014	JUNE 30, 2013	JUNE 30, 2014	JUNE 30, 2013

REVENUE	$1,060,562	$994,148	$522,116	$506,315

OPERATING EXPENSES
Payroll, consulting and professional fees	7,820,297	1,677,546	4,302,790	1,076,201
Rent	182,106	106,625	104,048	61,132
General and administrative	637,775	576,752	341,773	361,074
Depreciation and amortization	33,602	384,137	16,801	192,068

Total operating expenses	8,673,780	2,745,060	4,765,412	1,690,475

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(7,613,218)	(1,750,912)	(4,243,296)	(1,184,160)

OTHER INCOME (EXPENSE)
Interest income (expense)	(465,280)	(1,371,471)	(5,297)	(182,996)
Gain (loss) on change in fair value of derivative liability	(1,127,784)	1,723,579	2,941,270	1,448,571

Total other income (expense)	(1,593,064)	352,108	2,935,973	1,265,575

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(9,206,282)	(1,398,804)	(1,307,323)	81,415

Preferred stock dividends	(52,903)	(66,058)	(26,451)	(33,058)

NET INCOME (LOSS)	$(9,259,185)	$(1,464,862)	$(1,333,774)	$48,357

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	71,421,743	40,092,173	73,372,450	43,318,790

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.13)	$(0.04)	$(0.02)	$0.00

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2014	JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(9,259,185)	$(1,464,862)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	33,602	384,137
Non-cash interest	384,563	566,510
Loss (gain) on change in fair value of derivative liability	1,127,784	(2,180,312)
Derivative liability on warrants		1,359,652
Beneficial conversion feature on debt		(137,478)
Preferred stock dividend	52,903	66,058
Amortization of deferred compensation	729,188	544,688
Shares issued and liability for common shares to be issued for services rendered	5,437,415	401,000

Change in assets and liabilities
Decrease in prepaid expenses	239,856	(302,940)
Increase in accounts receivable	(655,231)	(444,831)
Increase in inventory	(627,638)	-
Increase in security deposits	(295,501)	-
Decrease in accounts payable and accrued expenses	(6,250)	202,884
Increase in preferred stock dividends payable	516
Total adjustments	6,421,207	459,369
Net cash (used in) operating activities	(2,837,978)	(1,005,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	4,212,562	-
Proceeds received from purchase of warrants	-	5,000
Proceeds received from notes payable	915,801	1,003,000
Repayments of notes payable	(1,883,420)	(128,000)
Net cash provided by financing activities	3,244,943	880,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	406,965	(125,493)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	115,645	127,149

CASH AND CASH EQUIVALENTS - END OF PERIOD	$522,610	$1,656

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88,413	$16,537
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$303,000	$5,970,500
Issuance of preferred stock for liability of stock to be issued	$-	$-
Valuation of warrants for prepaid services	$-	$91,934
Conversion of Series D preferred stock for Series E preferred stock		$817,000
Derivative liability issued for debt discount	$233,321
Deferred compensation paid through issuance of common stock and liability to issue common stock	$1,088,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BUSINESS DESCRIPTION

Millennium Healthcare Inc. (the “Company”), was formed in the State of Delaware on July 28, 1994 as Kirlin Holding Corp., changed its name to Zen Holding Corp. in July, 2008 and to Millennium Healthcare, Inc. on June 16, 2011.

The Company is a healthcare medical device and healthcare support and services company. The Company, through its wholly-owned subsidiaries markets and distributes new, quality and revolutionary medical devices and equipment focused primarily on preventative care through early detection. The Company also provides physician practice administration and support with a current focus on physician practices specializing in cardiovascular and vascular procedures and provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $7,276,509 and a stockholders’ deficit of $7,558,615 as of June 30, 2014. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of June 30, 2014 and for the six months ended June 30, 2014 and 2013, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

Six Months Ended
June 30, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$2,298	$54,599	$1,003,665	$-	$1,060,562

Total Operating Expenses Before Depreciation and Amortization, and Other (Income) Expense	3,843	125,920	591,977	7,918,438	8,640,178
Depreciation and Amortization	-	-	17,980	15,622	33,602
Other (Income) Expense	-	-	-	1,593,064	1,593,064
Net Income (Loss) Applicable to Common Shares	$(1,545)	$(71,321)	$393,708	$(9,527,124)	$(9,206,282)

Segmented Fixed Assets
Fixed Assets	$-	$-	$31,421	$47,346	$78,767
Intangible Assets	-	-	68,542	-	68,542
Total Fixed Assets	$-	$-	$99,963	$47,346	$147,309

June 30, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$76,448	$-	$917,700	$-	$994,148

Total Operating Expenses Before Depreciation and Amortization, and Other (Income) Expense	38,718	136,845	642,546	1,542,814	2,360,923
Depreciation and Amortization	155,677	-	2,192	226,268	384,137
Other (Income) Expense	-		1,196	(353,304)	(352,108)

Net Income (Loss) Applicable to Common Shares	$(117,947)	$(136,845)	$271,766	$(1,415,778)	$(1,398,804)

Segmented Fixed Assets
Fixed Assets	$362,321	$-	$19,170	$78,702	$460,193
Intangible Assets	280,500	-	-	638,022	918,522
Goodwill	267,141	-	4,700	2,860,352	3,132,193

Total Fixed Assets	$909,962	$-	$23,870	$3,577,076	$4,510,908

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Reclassifications

Certain amounts included in the December 31, 2013 balance sheet have been reclassified to conform with 2014 presentation.

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

Unaudited proforma results of operations for all periods presented as if the acquisition of Bellringer had been consummated as of the beginning of each period presented are not presented as the effects on the financial statements would not be material.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 3-	LINE OF CREDIT/PREFERRED STOCK - SERIES B, SERIES D, SERIES E, SERIES F AND SERIES G

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock. The Company issued 3,384 additional shares of Series E Preferred Stock to holders as payment of $33,843 in accrued dividends during the year. Accrued dividends through December 31, 2013 were $25,936. In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of the $25,936 in accrued dividends through December 31, 2013. Accrued dividends for the Series E Preferred Stock through June 30, 2014 were $26,452.

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

The Company raised $3,510,000 under a private placement during 2014. As a result, 3,510 shares of Series G are to be issued, which were valued at $913,400 and recorded as a liability for stock to be issued.

NOTE 4-	NOTES PAYABLE

Demand Notes

One of the notes, original amount borrowed of $111,000 bears interest at the rate of 18% per annum. The Company repaid $81,000 of this note through December 31, 2013. The entire balance due of $30,000 is reflected in the current portion of notes payable. This demand note has been fully repaid and satisfied January 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

The Company borrowed $210,000 from an entity at various times during 2012.The notes, which do not bear interest, are short-term in nature and are to be repaid upon future financings. The Company was to issue shares of common stock to the lender until the notes were fully repaid, however the parties agreed to have repayment done upon completion of a larger funding to the Company. The Company issued 30,000 shares of common stock to pay $42,000 (value of $1.40 per share) of interest for the remaining outstanding balance due for the life of the notes. In addition, the Company repaid $80,000 during 2012. The remaining balance outstanding as of June 30, 2014 is $130,000.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

As stated, the Company cured the default on June 6, 2013 with a payment of $99,829, of which $10,672 represented past due and accrued interest, and $89,157 represented principal. The payment brought the Promissory Note balance to $250,000, which was the balance due at June 30, 2013. Additionally, the Company entered into a Replacement, Amended and Restated Promissory Note (“Amended Note”) with the holder for the $250,000 on July 9, 2013. This Amended Note matured on December 15, 2013, and reflects revised payment terms, and an interest rate at 12% per annum, along with default rates should the Company have an event that results in an event of default under this Amended Note. The $10,672 payment of interest represented the full interest due and no interest is accrued as of June 30, 2013. Interest will commence again effective July 9, 2013 when the Amended Note is in effect.

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

Other short term notes outstanding at June 30, 2014 aggregate $60,000.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

Promissory Notes – Original Issue Discount Convertible

The Company issued original issue discount convertible notes (the “OID Notes”) with an aggregate principal amount of $700,000 with warrants to acquire up to 466,667 shares of Common Stock at $1.00 per share as described below.  The OID Notes mature in 13 months and were issued at an original issue discount of $123,530.  No regularly scheduled interest payments shall be made on the OID Notes.  The OID Notes may be converted by the investors into the Company’s common stock at the lower of (i) $0.75 or (ii) 80% of the per share price of the Company’s equity securities sold in a future public offering.  The warrants give each investor, for five years from the date of issuance, the right to purchase the Company’s common stock at (i) $1.00 or (ii) 80% of the lowest per share price of the Company’s common stock sold by the Company in any future public offering, during the period that the investor’s OID Note is outstanding. The OID Notes and related warrants contain anti-dilution provisions. In addition, the Company agreed to pay to the placement agent a fee of 10% of the gross proceeds received by the Company and a warrant equal to 10% of the aggregate number of shares issuable upon conversion of the Notes at an exercise price equal to 110% of the warrant exercise price.

Preferred Stock

The Company has amended its certificates of designation to authorize the issuance of 6 separate series of preferred stock.

June 30, 2014

Preferred Stock	Authorized Date	Issue Date	Number of Shares Issued and Outstanding	Par Value	Conversion to Common Stock
Series “A" (1)	June 14, 2011	June 2011	500,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	132,258	$.0001	65:1
Series “F” (5)	December 2, 2013	December 2013	550,000	$.0001	N/A
Series “G” (6)	March 7, 2014	March 2014	0	$.0001	N/A

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 400,000 to the officers of Millennium Healthcare Inc.

(2) Issued in conversion of the Line of Credit. There are no shares issued as of December 31, 2012.

(3) Issued in conversion of the Series B Preferred Stock and additional funds provided.

(4) Issued in conversion of the Series D Preferred Stock.

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

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. In December 2013, the Company issued 3,384 shares of Series E Preferred Stock to holders as payment of $33,843 in accrued dividends through September 30, 2013. In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of $25,936 in accrued dividends through December 31, 2013. Accrued dividends for the Series E Preferred Stock through June 30, 2014 were $26,452.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

The Series E Preferred Stock has a stated value at $10.00 per share and rank: (i) junior to the Company’s Series A Preferred Stock, and any class or series of capital stock created after June 1, 2013 created specifically ranking by its terms senior to the Series E Preferred Stock; (ii) senior to all of the Company’s common stock; (iii) senior to any class or series of capital stock created after June 1, 2013 that does not specifically rank by its terms senior to or on parity with the Series E Preferred Stock; and (iv) on parity with any class or series of capital stock of the Company specifically ranking by its terms on parity with the Series E Preferred Stock in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

In March 2014, the Company amended the certificate of designation to authorize a Series G Preferred Stock. Holders of Series G Preferred Stock shall be entitled to receive, along with the Series F Holders, an aggregate quarterly dividend of 10% of the Corporation’s earnings before interest, taxes depreciation and amortization (“EBITDA”) computed under the generally accepted accounting principles (“GAAP”). For purposes of allocating the 10% dividend proportionally to the Series F and G Preferred Holders, G Preferred Shares will be weighted and valued at 1,000 times that of Series F. Dividends on Series G Preferred Stock shall be payable on a quarterly basis, beginning after two quarters following the original issue date (“Issuance Date”). Holders of Series G Preferred Stock shall not be entitled to receive any dividend from the Corporation once they have received an aggregate of $1,200 for every share of Series G Preferred Stock they hold. As of June 30, 2014, no shares of Series G Preferred stock have been issued and any proceeds received are included in preferred stock to be issued.

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

The Company sold 3,510 units and raised $3,510,000 under a private placement through June 30, 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 3,510 shares of Series G were to be issued, were valued at $913,400 and recorded as a liability for stock to be issued.

Common Stock

The Company issued 12,100,000 shares of common stock for consulting and other services during the six months ended June 30, 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

The Company issued 575,000 shares of common stock for settlement and full satisfaction of a promissory note during the six months ended June 30, 2014.

The Company raised $6,510,000 under private placements through June 30, 2014. As a result, 6,510,000 shares of common stock were to be issued, in which 550,000 shares were issued during 2013, 225,000 shares were issued during 2014 and 5,735,000 shares valued at $3,802,550 were recorded as a liability for stock to be issued.

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

The Company issued 466,667 warrants at an exercise price of $1.00 per share to certain convertible note holders. The Company agreed to pay the placement agent a commission of warrants equal to 10% of the aggregate number of shares issuable upon conversion of these convertible notes at an exercise price equal to 110% of the warrant exercise price.

The Company used the black-scholes method to value the warrants, with the following inputs: volatility 368.48%; quarterly dividend percentage 0%; and discount rate of 0.95%.

NOTE 5-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended six months ended June 30, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	11.2%
Change in valuation allowance	40.8%	28.8%
Income Tax provision (benefit)	0%	0.0%

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Deferred Tax Assets
Net operating losses	$5,856,404	$1,531,081

Deferred Tax Liabilities
Impairment	$1,618,400	$-
Allowance for doubtful accounts	480,000	-
	2,098,400	-

Net deferred tax asset	3,758,004	1,531,081
Less: Valuation allowance	(3,758,004)	(1,531,081)
	$-	$-

As of June 30, 2014 and 2013, the Company had approximately $14,730,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total

Cash	$522,610	$-	$-	$522,610

Total assets	$522,610	$-	$-	$522,610

Notes payable, net of debt discount and OID	$-	$-	$1,259,679	$1,259,679

Embedded conversion feature and derivative liability	$-	$-	$3,238,651	$3,238,651

Total liabilities	$-	$-	$4,498,330	$4,498,330

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Cash	$115,645	$-	$-	$115,645

Total assets	$115,645	$-	$-	$115,645

Notes payable, net of debt discount and OID	$-	$-	$2,227,735	$2,227,735

Embedded conversion feature and derivative liability	$-	$-	$1,877,546	$1,877,546

Total liabilities	$-	$-	$4,105,281	$4,105,281

	For the Six Months Ending	For the Six Months Ending
	2014	2013

Total gain/(loss) from revaluation of derivatives included in earnings:	$(1,127,784)	$2,180,312

The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

We calculated the fair value of the embedded conversion feature and derivative liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $0.48; exercise price $0.50 to $1.00; risk free interest rate 0.95%, term of 5 years; volatility rate of 368.48%; dividend yield of 0%.

The following tables provide reconciliations of beginning and ending balances at June 30, 2014 and December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Notes Payable	Embedded conversion feature and derivative liability	Total

June 30, 2014

Beginning balance	2,227,735	1,877,547	4,105,282
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	1,127,784	1,127,784
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	915,801	233,320	1,149,121
Sales	-	-	-
Settlements	(1,883,857)	-	(1,883,857)
Ending balance	1,259,679	3,238,651	4,498,330

December 31, 2013

Beginning balance	397,404	2,528,317	2,925,721
Transfers into Level 3	201,000	-	201,000
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	(3,109,679)	(3,109,679)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	2,213,267	2,458,909	4,672,176
Sales	-	-	-
Settlements	(583,936)	-	(583,936)
Ending balance	2,227,735	1,877,547	4,105,282

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 7-	COMMITMENTS

In April 2014, the Company entered into a new lease agreement in New York City, New York for executive offices of the Company. The lease requires an annual payment of $282,984 for the first year and increases 3% per year subsequent thereto. In addition, the Company must pay any increases in real estate taxes over the base year, as defined. The lease commenced May 1, 2014 and runs through June 30, 2019 (5 years 2 months). Rent commences July 1, 2014 and the Company paid a security deposit of $259,402.

In April 2014, the Company entered into a new lease agreement in Boynton Beach, Florida for the development of a new state-of-the-art distribution facility.  The 30,000 plus square foot facility will be used to manage inventory and distribution for the Company’s regional operations and house local management and training facilities. The lease provides for first year rent of $102,861 plus operating expenses of $98,160 plus annual increase. The lease commenced upon delivery of the premises, May 13, 2014 and runs through May 12, 2019 (5 years 0 months). Rent commences May 13, 2014 and the Company paid a security deposit of $36,099.

NOTE 8-	CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

Accounts receivable, net of allowance, from two customers were $1,454,915 and $826,829, which accounted for approximately 96% of the total receivables at June 30, 2014 and December 31, 2013, respectively.

Revenue from one customer was $900,000 each period, which accounted for approximately 85% and 90% of the total revenues for the six months ended June 30, 2014 and 2013, respectively.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 9-	SUBSEQUENT EVENTS

Common Stock

In July 2014, the Company is to issue 50,000 shares of common stock as a result of a private placement. These shares have been valued at $18,500 and were recorded as a liability for common stock to be issued.

In July 2014, the Company issued 1,500,000 shares of common stock to a consultant for services rendered. These shares have been valued at $600,000.

Preferred Stock

In July 2014, the Company is to issue 50 shares of Series G preferred stock as a result of private placements. These shares have been valued at $31,500 and were recorded as a liability for preferred stock to be issued.

Promissory Notes – Original Issue Discount Convertible

During July 2014, the Company issued original issue discount convertible notes with an aggregate principal amount of $349,935 with warrants to acquire up to 233,290 shares of Common Stock. These notes mature in 13 months and were issued at an original issue discount of $61,753.

Contingencies

On August 11, 2014, LMark Holding LLC (“LMark”) and Cypress Drive Partners LLC (“Cypress”) (“Cypress and LMARK are collectively referred to as the “Members”) filed a summons’s and complaint in the United States District Court Eastern District of New York against the Company. The complaint (among other allegations) alleges that the Members sought to convert their respective Series E Shares Preferred Shares and the Company refused to honor their requests. The complaint asks that the court order the Company to issue 1,950,000 unrestricted shares of its common stock to the Members. The Complaint asserts claims for breach of contract and alleges that the Members were injured in an amount to be determined at trial but not less than $1,000,000. The Company denies these allegations and intends to vigorously defend itself in this action.

On August 12, 2014, Aquafina Design LLC whose purported members are Cypress and LMARK, filed a summons and complaint with the Supreme Court of the State of New York, county of Nassau asserting that it provided the Company with certain loans, and was issued (among other securities) 110,000 detachable warrants, with each warrant giving it the right to purchase 30 common shares, for a total of 3,300,000 common shares.  The complaint further asserts that Aquafina exercised all of its warrants on a cashless basis on March 5, 2014 and was entitled to receive 1,312,048 unrestricted common shares and that the Company has not issued such shares.  The complaint seeks compensatory damages for breach of contract in favor of Aquafina in an amount to be determined at trial, but not less than $1,088,990.  The Company denies these allegations and intends to vigorously defend itself in this related action as well.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company is a medical device and healthcare support and services company. The Company purchases, supplies and distributes revolutionary medical devices and equipment focused primarily on preventative care through early detection. The Company also provides physician practice administration with a current focus on physician practices specializing in cardiovascular procedures. In addition, the Company provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch. The marketplace for the Company’s products and services continues to be high quality physician offices, practices and facility locations with competent and caring doctors and staff.

Current Operations and Recent Developments

The Company is currently launching its medical equipment and device business. This business focuses on strategic alliances and partnerships with medical device companies that provide innovative medical devices that utilize cutting edge technology, are cost effective, and FDA cleared. Devices the Company elects to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. All of the products that the Company distributes have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes. As the Company continues to launch and grow this business, it continues to secured network selling agreements with US based healthcare organization for the use of its medical devices within these organizations’ managed locations. These network agreements include average monthly minimum usage requirements for managed locations. The Company continues to procure and take delivery of device inventory for distribution in fulfilling these agreements during launch and rollout. The Company has also secured office space in New York City, New York, which will contain executive offices, and warehousing space in Boynton Beach, Florida, which will house regional inventory, distribution, local management and training facilities. The Company has also entered into at-will employment agreements to facilitate the regional roll out of the Company’s medical device business.

The Company is currently re-focusing and streamlining its physician practice administration and support business. This business offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. This group assists the physician and his practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient.

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

For the six months ended June 30, 2014, the Company had total revenue of $1,060,562 as compared to revenue of $994,148 for the six months ended June 30, 2013. Revenue increased by $66,414 or 6.7% over prior period due to the acquisition of call answering service customers and the initial distribution and placement of medical devices. 2014 revenue consisted of $900,000 in revenue from physician practice administration and support, $105,963 in revenue from medical coding and billing and call answering and emergency dispatch services performed and $54,599 in revenues from the distribution and placement of medical devices.

For the six months ended June 30, 2013, the Company had total revenue of $994,148. 2013 revenue consisted of $917,700 in revenue from physician practice administration and support and $76,448 in revenue from medical coding and billing and call answering and emergency dispatch services performed. The changes in our operating expenses from June 30, 2014 to June 30, 2013 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $7,820,297 for the six months ended June 30, 2014 compared to $1,677,546 for the six months ended June 30, 2013, an increase of $6,142,751 or 366.2%. The increase is primarily attributed to an increase in the value of common stock issued for professional services of $5,001,135 from $953,359 to $5,954,494, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing, capital raising efforts and employment agreements and professional fees which increased $828,432 to $1,341,880 from $513,448 in 2013 resulting from consulting fees related to the launching of the medical device business, investor and public relations initiatives and capital raising efforts. In addition, payroll and related tax expenses for the six months ended June 30, 2014 increased $143,747 to $289,824 compared to $146,077 for the six months ended June 30, 2013. The increase is the result of rate increases along with added management personnel for the launching of the medical device business. Also, legal and accounting fees combined for the six months ended June 30, 2014 increased $169,438 to $234,100 compared to $64,662 for the six months ended June 30, 2013 due to the Company utilizing additional legal and accounting services for compliance with SEC requirements to become fully reporting in accordance with those regulations.

Rent

Rent expense for the six months ended June 30, 2014 was $182,106 compared to $106,625 for the six months ended June 30, 2013, an increase of $75,481 or 70.8%. The increase was the result of the expenses related to the corporate headquarters in Garden City, NY and related escalations, expenses related to new executive office space in New York, New York as well as additional usage days for physician practice management services.

General and administrative

General and administrative expenses aggregated $637,775 for the six months ended June 30, 2014 compared to $576,752 for the six months ended June 30, 2013, an increase of $61,023 or 10.6%. The increase is primarily attributable to $106,952 in insurance expense for the six months ended June 30, 2014 compared to $75,392 for the six months ended June 30, 2013, an increase of $31,560 or 41.9%. The increase was due to expanding coverage for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $34,385 in telephone and telecommunication expense for the six months ended June 30, 2014 compared to $43,190 for the six months ended June 30, 2013, a decrease of $8,805 or 20.4%. These costs decreased primarily due to one-time and setup expenses for voice, data, software and hosting usage along with related repairs/maintenance and expansion of such services and equipment during 2013 as the Company began building the infrastructure to develop and launch its device business; $57,147 in travel, entertainment, meals and related expenses for the six months ended June 30, 2014 compared to $18,558 for the six months ended June 30, 2013, an increase of $38,589 or 207.9%, The increase is due to the launching of the medical device business and an increase in the Company’s capital raise and investor and public relations efforts; and $439,280 in medical supplies, office and information technology expense for the six months ended June 30, 2014 compared to $439,612 for the six months ended June 30, 2013, decrease of $332 or 0.1%. These costs remained relatively the same period to period as the Company maintained its physician practice management division and the purchase of medical supplies for that business and maintained office and related technology expenses for its corporate office.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2014 aggregated $33,602 and decreased $350,535 from $384,137 or 91.3% from the six months ended June 30, 2013 related primarily to the impairment of certain fixed and intangible assets during 2013.

Other income (expense)

Net other income (expense) was ($1,593,064) for the six months ended June 30, 2014 compared to $352,108 for the six months ended June 30, 2013, a decrease of $1,945,172. This increase in expense is primarily attributable to the fair value adjustment related to the derivative liability of $2,851,363 offset by a decrease in interest expense of $906,191 for the six months ended June 30, 2014.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the six months ended June 30, 2014 was ($9,259,185) compared to the net loss of ($1,464,862) for the six months ended June 30, 2013. The Company had a loss per weighted common share outstanding of ($.13) for the six months ended June 30, 2014 compared to ($.04) for the six months ended June 30, 2013.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

For the three months ended June 30, 2014, the Company had total revenue of $522,116 as compared to revenue of $506,315 for the three months ended June 30, 2013. Revenue increased by $15,801 or 3.1% over prior period due to the maintenance of physician practice locations under management, the acquisition of call answering service customers and the initial distribution and placement of medical devices. 2014 revenue for the three month period consisted of $450,000 in revenue from physician practice administration and support, $51,840 in revenue from medical coding and billing and call answering and emergency dispatch services performed and $20,276 in revenues from the distribution and placement of medical devices.

For the three months ended June 30, 2013, the Company had total revenue of $506,315. 2013 revenue for the three month period consisted of $467,700 in revenue from physician practice administration and support and $38,615 in revenue from medical coding and billing and call answering and emergency dispatch services performed. The changes in our operating expenses for the three months ending June 30, 2014 to June 30, 2013 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $4,302,790 for the three months ended June 30, 2014 compared to $1,076,201 for the three months ended June 30, 2013, an increase of $3,226,589 or 299.8%. The increase is primarily attributed to an increase in the value of common stock issued for professional services of $2,480,892 from $776,432 to $ 3,257,324, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing, capital raising efforts and employment agreements and professional fees which increased $533,022 to $736,631 from $203,609 in 2013 resulting from consulting fees related to the launching of the medial device business, investor and public relations initiatives and capital raising efforts. In addition, payroll and related tax expenses for the three months ended June 30, 2014 increased $71,851 to $144,499 compared to $72,648 for the three months ended June 30, 2013. The increase is the result of rate increases along with added management personnel for the launching of the medical device business.

Rent

Rent expense for the three months ended June 30, 2014 was $104,048 compared to $61,132 for the three months ended June 30, 2013, an increase of $42,916 or 70.2%. The increase was the result of the expenses related to the corporate headquarters in Garden City, NY and related escalations as well as additional usage days for physician practice management services.

General and administrative

General and administrative expenses aggregated $341,773 for the three months ended June 30, 2014 compared to $361,074 for the three months ended June 30, 2013, a decrease of $19,301 or 5.3%. The overall decrease is primarily attributable to $70,322 in insurance expense for the three months ended June 30, 2014 compared to $47,280 for the three months ended June 30, 2013, an increase of $23,042 or 48.7%. The increase was due to expanding coverage for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $15,252 in telephone and telecommunication expense for the three months ended June 30, 2014 compared to $31,407 for the three months ended June 30, 2013, decrease of $16,155 or 51.4%. These costs decreased primarily due to one-time and setup expenses for voice, data, software and hosting usage along with related repairs/maintenance and expansion of such services and equipment during 2013 as the Company began building the infrastructure to develop and launch its device business; $30,855 in travel, entertainment, meals and related expenses for the three months ended June 30, 2014 compared to $7,106 for the three months ended June 30, 2013, an increase of $23,749 or 334.2%. The increase is due to the launching of the medical device business and an increase in the Company’s capital raise and investor and public relations efforts; and $225,314 in medical supplies, office and information technology expense for the three months ended June 30, 2014 compared to $275,281 for the three months ended June 30, 2013, a decrease of $49,967 or 18.2%. These costs decreased primarily due to the leveling off and maintenance of medical supplies for practice management business.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2014 aggregated $16,801 and decreased $175,267 from $192,068 or 91.3% from the three months ended June 30, 2013 related primarily to the impairment of certain fixed and intangible assets during 2013.

Other income (expense)

Net other income (expense) was $2,935,973 for the three months ended June 30, 2014 compared to $1,265,575 for the three months ended June 30, 2013, an increase of $1,670,398 or 132.0%. This increase is primarily attributable to the change in fair value adjustment related to the derivative liability of $1,492,699 and a reduction in interest expense of $177,699 for the three months ended March 31, 2014.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the three months ended June 30, 2014 was ($1,333,774) compared to the net income of $48,357 for the three months ended June 30, 2013. The Company had a loss per weighted common share outstanding of ($.02) for the three months ended June 30, 2014 compared to a gain per weighted common share outstanding of $.00 for the three months ended June 30, 2013.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and maintaining our physician practice administration business and the rollout and launching of our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2013 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $4,560,000 through private placements and $1,176,530 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for June 30, 2014 and 2013:

	Six Months Ended June 30
	2014	2013
Net cash used in operating activities	(2,837,978)	$(1,005,493)
Net cash provided by (used) in investing activities	-	-
Net cash provided by financing activities	3,244,943	880,000
Net increase (decrease) in cash	406,965	$(125,493)

Cash flows for the six months ended June 30, 2014 compared to June 30, 2013: For the six months ended June 30, 2014, we incurred a net loss of $9,259,185. Net cash used in operating activities was $2,837,978, net cash used in investing activities was $-0- and net cash provided by financing activities was $3,244,943. For the six months ended June 30, 2013, we incurred a net loss of $1,464,862. Net cash used in operating activities was $1,005,493, net cash used in investing activities was $-0- and net cash provided by financing activities was $880,000.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

Category	June 30, 2014	December 31, 2013
Current assets	3,595,863	2,145,885
Current liabilities	10,872,372	6,664,738
Working capital (deficit)	$(7,276,509)	$(4,518,853)

As of June 30, 2014, the Company had a working capital deficit of $7,276,509, compared to $4,518,853 at December 31, 2013, or an increase in working capital deficit of $2,757,656. For 2014, current assets increased by $1,449,978 primarily due to increases of $406,965 in cash, $655,231 in accounts receivable related to our practice management services and launch related to our medical device business, $627,638 in inventory related to the purchase of medical devices for distribution offset by a decrease in prepaid expenses of $239,856. Current liabilities increased $4,207,635 primarily related to increases of $4,286,998 in liability for stock to be issued and increases in the change of fair value of the derivative liability related to the warrants issued with notes payable of $1,361,105 offset by a reduction of notes payable of $1,434,735 and other items of $5,733. In addition, the Company issued $337,500 Series F preferred shares which have been classified as a liability.

Funding Requirements: We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the scale-up of inventory and ongoing development and launch of our medical equipment and device business and maintain the existing base of our physician practice administration and support business. If we are unable to raise an adequate amount of capital, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

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

Our revenue generating activities during 2014 continue to improve as the physician practice management services business is re-focused and continues to progress and we enter the final phase of launch for our medical device distribution business, as we strategically start to place our medical devices for distribution into the marketplace. During 2013, we entered into several distribution agreements to launch our medical device division and have procured over $1.4 Million in medical device inventory for distribution through the third quarter 2014. The Company has also secured several network selling agreements with US based healthcare organizations for the use of certain medical devices we are distributing in a number of each organizations’ locations which include average monthly minimum unit usage per device, per location. Strategic rollout and placement of these devices has commenced in the later part of the first quarter of 2014. The Company has also secured additional key management personnel in 2013 and 2014 to help facilitate the launch and rollout of our device division. The Company also continues its capital raising efforts during 2014 with increased exposure and awareness through more formalized investor and public relations, roadshows and the engaging of professional firms.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 11, 2014, LMark Holding LLC (“LMark”) and Cypress Drive Partners LLC (“Cypress”) (“Cypress and LMARK are collectively referred to as the “Members”) filed a summons’s and complaint in the United States District Court Eastern District of New York against the Company. The complaint (among other allegations) alleges that the Members sought to convert their respective Series E Shares Preferred Shares and the Company refused to honor their requests. The complaint asks that the court order the Company to issue 1,950,000 unrestricted shares of its common stock to the Members The Complaint asserts claims for breach of contract and alleges that the Members were injured in an amount to be determined at trial but not less than $1,000,000. The Company denies these allegations and intends to vigorously defend itself in this action.

On August 12, 2014, Aquafina Design LLC whose purported members are Cypress and LMARK, filed a summons and complaint with the Supreme Court of the State of New York, county of Nassau asserting that it provided the Company with certain loans, and was issued (among other securities) 110,000 detachable warrants, with each warrant giving it the right to purchase 30 common shares, for a total of 3,300,000 common shares.  The complaint further asserts that Aquafina exercised all of its warrants on a cashless basis on March 5, 2014 and was entitled to receive 1,312,048 unrestricted common shares and that the Company has not issued such shares.  The complaint seeks compensatory damages for breach of contract in favor of Aquafina in an amount to be determined at trial, but not less than $1,088,990.  The Company denies these allegations and intends to vigorously defend itself in this related action as well.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10 as filed with the SEC on July 25, 2013, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2014, the Company issued original issue discount convertible notes (the “OID Notes”) with an aggregate principal amount of $1,235,294 with warrants to acquire up to 823,524 shares of Common Stock at $1.00 per share as described below.  The OID Notes mature in 13 months and were issued at an original issue discount of $185,294.  No regularly scheduled interest payments shall be made on the OID Notes.  The OID Notes may be converted by the investors into the Company’s common stock at a conversion price equal to the lower of the (i) $0.75 or (ii) the per share price of the Company’s equity securities sold in a future public offering multiplied by 80%.  The warrants give each investor, for five years from the date of issuance, the right to purchase the Company’s common stock at a price equal to (i) $1.00 or (ii) the lowest per share price of the Company’s common stock sold by the Company in any future public offering, during the period that the investor’s OID Note is outstanding multiplied by 80% (the “Warrant Exercise Price”).  The Company agreed to pay to the placement agent a commission equal to 10% of the gross proceeds received by the Company and a warrant equal to 10% of the aggregate number of shares issuable upon conversion of the Notes at an exercise price equal to 110% of the Warrant Exercise Price.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

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

MILLENNIUM HEALTHCARE INC.

DATE: August 19, 2014	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: August 19, 2014	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

