Form 10-Q
period 2014-09-30
MILLENNIUM HEALTHCARE INC.
filed 2014-11-14
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on November 4, 2014 were 92,157,172.

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$177,974	$115,645
Accounts receivable, net of allowance for doubtful accounts of $1,200,000	7,724,429	861,414
Inventory	898,601	820,963
Prepaid expenses	846,121	347,863
Total current assets	9,647,125	2,145,885

Fixed assets, net	112,786	98,660

OTHER ASSETS
Security deposits	375,595	79,263
Intangible assets, net	61,687	82,250
Total other assets	437,282	161,513

TOTAL ASSETS	$10,197,193	$2,406,058

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$890,101	$748,068
Preferred stock dividends payable	26,453	25,936
Current portion of notes payable, net of debt discounts and original issue discounts	1,515,444	2,227,735
Derivative liability	3,045,185	1,877,547
Liability for common stock to be issued	6,354,750	902,952
Liability for preferred stock to be issued	2,670,700	882,500
Total current liabilities	14,502,633	6,664,738

Preferred stock	337,500	337,500

TOTAL LIABILITIES	14,840,133	7,002,238

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 600,000 and 500,000 shares issued and outstanding, respectively	60	50
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 132,258 shares issued and outstanding	13	13
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 550,000 shares issued and outstanding	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 92,007,172 and 63,237,172 shares issued and outstanding, respectively	9,201	6,324
Additional paid in capital	62,651,321	47,936,049
Deferred compensation	(2,304,753)	(645,964)
Accumulated deficit	(64,998,782)	(51,892,652)
Total stockholders' (deficit)	(4,642,940)	(4,596,180)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,197,193	$2,406,058

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013

REVENUE	$7,427,290	$1,483,107	$6,366,728	$488,959

COST OF REVENUES	550,000	-	550,000	-

GROSS PROFIT	6,877,290	1,483,107	5,816,728	488,959

OPERATING EXPENSES
Payroll, consulting and professional fees	16,768,150	5,634,624	8,947,853	3,957,078
Rent	450,723	181,503	268,617	74,878
General and administrative	1,003,489	831,889	365,714	255,137
Depreciation and amortization	51,198	576,206	17,596	192,069

Total operating expenses	18,273,560	7,224,222	9,599,780	4,479,162

LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(11,396,270)	(5,741,115)	(3,783,052)	(3,990,203)

OTHER INCOME (EXPENSE)
Interest expense	(848,218)	(2,528,935)	(382,938)	(700,731)
Gain (loss) on change in fair value of derivative liability	(782,288)	2,620,883	345,496	440,571

Total other income (expense)	(1,630,506)	91,948	(37,442)	(260,160)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(13,026,776)	(5,649,167)	(3,820,494)	(4,250,363)

Preferred stock dividends	(79,355)	(91,314)	(26,452)	(25,256)

NET INCOME (LOSS)	$(13,106,131)	$(5,740,481)	$(3,846,946)	$(4,275,619)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	77,330,185	44,425,745	82,091,238	44,694,272

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.17)	$(0.13)	$(0.05)	$(0.10)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,106,131)	$(5,740,481)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,198	576,205
Non-cash interest	137,153	2,549,061
Loss (gain) on change in fair value of derivative liability	782,288	(2,620,882)
Preferred stock dividend	79,872	91,314
Amortization of deferred compensation	984,212	817,032
Shares issued and liability for common shares to be issued for services rendered	11,058,959	3,946,460

Change in assets and liabilities
(Increase) in prepaid expenses	(498,257)	(371,891)
(Increase) in accounts receivable	(6,863,015)	(543,618)
(Increase) in inventory	(77,638)	-
(Increase) in security deposits	(296,332)	-
Increase in accounts payable and accrued expenses	142,033	313,730
Total adjustments	5,500,473	4,757,411
Net cash (used in) operating activities	(7,605,658)	(983,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(58,139)	-
Disposition of fixed assets	13,378	-
Net cash (used in) investing activities	(44,761)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	8,445,950	-
Proceeds received from purchase of warrants	-	5,000
Proceeds received from notes payable	1,893,218	1,025,000
Repayments of notes payable	(2,626,420)	(128,000)
Net cash provided by financing activities	7,712,748	902,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,329	(81,070)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	115,645	127,149

CASH AND CASH EQUIVALENTS - END OF PERIOD	$177,974	$46,079

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$168,883	$16,537
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$4,105,550	$5,970,500
Issuance of preferred stock for liability of stock to be issued	$2,269,500	$-
Valuation of warrants for prepaid services	$-	$91,934
Conversion of Series D preferred stock for Series E preferred stock	$-	$817,000
Derivative liability issued for debt discount	$233,321	$-
Deferred compensation paid through issuance of common stock and liability to issue common stock	$2,643,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BUSINESS DESCRIPTION

Millennium Healthcare Inc. (the “Company”), was formed in the State of Delaware on July 28, 1994 as Kirlin Holding Corp., changed its name to Zen Holding Corp. in July, 2008 and to Millennium Healthcare, Inc. on June 16, 2011.

The Company is currently launching its medical equipment and device business. In connection therewith the Company has entered into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test, a heart health test and assessment device, and a medical testing device in the area of breast cancer.

The Company also provides physician practice administration and support with a current focus on physician practices specializing in cardiovascular and vascular procedures and provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $4,855,508 and a stockholders’ deficit of $4,642,940 as of September 30, 2014. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of September 30, 2014 and for the nine months ended September 30, 2014 and 2013, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

September 30, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$3,596	$5,915,419	$1,508,275	$-	$7,427,290
Cost of Revenues	-	550,000	-	-	550,000
Gross Profit	3,596	5,365,419	1,508,275	-	6,877,290
Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	3,716	561,260	909,647	16,747,739	18,222,362
Depreciation and Amortization	-	969	26,797	23,432	51,198
Other (Income) Loss	-	-	-	1,630,506	1,630,506

Segmented Fixed Assets
Fixed Assets	$-	$57,170	$16,080	$39,536	$112,786
Intangible Assets	-	-	61,687	-	61,687
Total Assets	$-	$57,170	$77,767	$39,536	$174,473

September 30, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$115,283	$-	$1,367,824	$-	$1,483,107

Total Operating Expenses Net of Depreciation and Amortization, and Other (Income) Loss	197,822	159,717	433,093	5,857,384	6,648,016
Depreciation and Amortization	233,516	-	3,289	339,401	576,206
Other (Income) Loss	-		-	(91,948)	(91,948)

Segmented Fixed Assets
Fixed Assets	$335,483	$-	$18,073	$70,834	$424,390
Intangible Assets	229,500	-	-	532,756	762,256
Goodwill	267,141	-	4,700	2,860,352	3,132,193

Total Assets	$832,124	$-	$22,773	$3,463,942	$4,318,839

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 3-	PREFERRED STOCK - SERIES B, SERIES D, SERIES E, SERIES F AND SERIES G

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock. The Company issued 3,384 additional shares of Series E Preferred Stock to holders as payment of $33,843 in accrued dividends during the year. Accrued dividends through December 31, 2013 were $25,936. In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of the $25,936 in accrued dividends through December 31, 2013. Accrued dividends for the Series E Preferred Stock through September 30, 2014 were $26,453.

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

The Company raised $4,200,000 under a private placement during 2014. As a result, 4,200 shares of Series G are to be issued, which were valued at $1,314,200 and recorded as a liability for stock to be issued.

NOTE 4-	NOTES PAYABLE

Demand Notes

One of the notes, original amount borrowed of $111,000 bears interest at the rate of 18% per annum. The Company repaid $81,000 of this note through December 31, 2013. The entire balance due of $30,000 is reflected in the current portion of notes payable. This demand note has been fully repaid and satisfied January 2014.

The Company borrowed $210,000 at various times during 2012. The notes are non-interest bearing, are short-term in nature and are to be repaid upon future financings. The Company was to issue shares of common stock to the lender until the notes were fully repaid, however the parties agreed to have repayment done upon completion of a larger funding to the Company. The Company issued 30,000 shares of common stock to pay $42,000 (value of $1.40 per share) of interest for the remaining outstanding balance due for the life of the notes. In addition, the Company repaid $80,000 during 2012. The remaining balance outstanding as of September 30, 2014 is $130,000. These notes are in settlement negotiations at September 30, 2014 and have been settled and fully satisfied October 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

The Company borrowed an aggregate of $107,500 from an individual during 2013 which bears interest at 5% per annum. This demand note has been fully repaid and satisfied February 2014.

The Company borrowed $76,000 from various entities during 2013 which bear interest at 5% per annum. These demand notes have been fully repaid and satisfied February 2014.

Promissory Notes

The Company entered into a $375,000 Promissory Note with an unrelated third party on September 24, 2012. The note was scheduled to mature September 24, 2013 and bears interest at the rate of 12% per annum. The Company was to make two payments of interest only and then ten payments of $39,593 including interest with the final payment being due on September 24, 2013.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

Concurrent with the Amended Note, the Company issued to the note holder 415,800 shares of common stock as part of the settlement resulting in the Amended Note. The value of the stock at July 9, 2013 was $0.50 per share or $207,900. This note has been settled and fully satisfied April 2014.

The Company borrowed an aggregate of $375,000 from unrelated third parties during 2013 which bear interest at 10% to 18.2% per annum. These promissory notes have been fully repaid and satisfied February 2014.

The Company entered into a short term $200,000 Promissory Note on September 24, 2014. The note is scheduled to mature with the completion of the Company’s next round of financing under certain terms. Interest on the note is fixed and stated at 20,000 shares of the Company’s restricted common stock.

Promissory Note - Convertible

The Company entered into a convertible promissory note on February 7, 2014 for $353,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. On August 11, 2014, the Company issued the note holder 125,000 shares and 75,000 warrants for an extension of the note’s maturity date to August 25, 2014. On September 9, 2014, the Company issued the note holder 495,000 shares for the relinquishment of the warrant and an extension of the note’s maturity date to September 17, 2014. This convertible promissory note has been fully repaid in September 2014.

Promissory Notes – Original Issue Discounts

During the year ended December 31, 2013 the Company entered into various agreements pursuant to which it borrowed an aggregate of $1,681,500, net of original issue discounts. In connection therewith, the Company issued 1,565,000 series A warrants and 1,565,000 series B warrants, both of which have a five year term. The Company valued each component separately and considered the warrants a derivative liability since they contained rachet provisions. As a result, the Company recognized a full discount which will be amortized over the life of the notes.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

Original Issue Discount Promissory Notes have been fully repaid and satisfied as they became due between January and May 2014.

Assigned non-interest bearing notes outstanding at September 30, 2014 aggregate $250,000. These notes were fully satisfied October 2014.

Other short term notes outstanding at September 30, 2014 aggregate $155,000. $55,000 of these notes were fully satisfied October 2014.

Promissory Notes – Original Issue Discount Convertible

During 2014, The Company issued original issue discount convertible notes (the “OID Notes”) with an aggregate principal amount of $1,235,218 with warrants to acquire up to 823,530 shares of Common Stock at $1.00 per share.  The OID Notes mature in 13 months after issuance and were issued at an original issue discount of $185,283.  No regularly scheduled interest payments shall be made on the OID Notes.  The OID Notes may be converted by the note holders into shares of the Company’s common stock at the lower of (i) $0.75 or (ii) 80% of the per share price of the Company’s equity securities sold in a future public offering.  The warrants expire five years from the date of issuance and are exercisable at (i) $1.00 or (ii) 80% the lowest per share price of the Company’s common stock sold by the Company in any future public offering, during the period that the investor’s OID Note is outstanding. The OID Notes and related warrants contain anti-dilution provisions. In addition, the Company agreed to pay to the placement agent a fee of 10% of the gross proceeds received by the Company and a warrant equal to 10% of the aggregate number of shares issuable upon conversion of the Notes at an exercise price equal to 110% of the warrant exercise price. The Company paid fees of $104,935 in cash and 164,706 warrants to the placement agent during 2014.

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 6 separate series’ of preferred stock.

September 30, 2014

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Conversion to Common Stock
Series “A" (1)	June 14, 2011	June 2011	600,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	132,258	$.0001	65:1
Series “F” (5)	December 2, 2013	December 2013	550,000	$.0001	N/A
Series “G” (6)	March 7, 2014	March 2014	0	$.0001	N/A

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 500,000 to the officers of Millennium Healthcare Inc.

(2) Issued to an unrelated third party in conversion of the Line of Credit. There are no shares issued as of September 30, 2014.

(3) Issued to an unrelated third party in conversion of the Series B Preferred Stock and additional funds provided.

(4) Issued to an unrelated third party in conversion of the Series D Preferred Stock.

(5) Issued to investors as part of a private offering.

(6) Issued to investors as part of a private offering.

On December 19, 2013, the Company increased its authorized preferred stock from 5,000,000 shares to 15,000,000 shares.

Series A Preferred Stock. These shares are non-convertible, and have super voting rights of 200 to 1 versus the Common Stock. In June 2011, 100,000 shares of Series A Preferred Stock were issued to the principal owners of Millennium Healthcare Solutions Inc. upon the acquisition of the net assets of that company. In January 2012, the Company issued 100,000 shares, in December 2013, the Company issued 300,000 shares and in July 2014 the Company issued 100,000 shares of Series A Preferred Stock to senior management of the Company. Each share of this preferred has 200 votes in matters where shareholder votes are required. These shares are not convertible and are not transferable and, accordingly, management has attributed a nominal value to these shares.

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

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. The Company issued 3,384 additional shares of Series E Preferred Stock to holders as payment of $33,843 in accrued dividends during the year. Accrued dividends through December 31, 2013 were $25,936. In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of the $25,936 in accrued dividends through December 31, 2013. Accrued dividends for the Series E Preferred Stock through September 30, 2014 were $26,452.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

In March 2014, the Company amended the certificate of designation to authorize a Series G Preferred Stock. During the six months ended June 30, 2014, the Company sold 1,175 units for $1,000 per unit. Each unit consisted of 1,000 shares of common stock and 1 share of Series G preferred stock. Holders of Series G Preferred Stock shall be entitled to receive, along with the Series F Holders, an aggregate quarterly dividend of 10% of the Corporation’s earnings before interest, taxes depreciation and amortization (“EBITDA”) computed under the generally accepted accounting principles (“GAAP”). For purposes of allocating the 10% dividend proportionally to the Series F and G Preferred Holders, G Preferred Shares will be weighted and valued at 1,000 times that of Series F. Dividends on Series G Preferred Stock shall be payable on a quarterly basis, beginning after two quarters following the original issue date (“Issuance Date”). Holders Series G Preferred Stock shall not be entitled to receive any dividend from the Corporation once they have received an aggregate of $1,200 for every share of Series G Preferred Stock they hold. As of June 30, 2014, no shares of Series G Preferred stock have been issued and any proceeds received are included in preferred stock to be issued.

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

The Company sold 4,200 units and raised $4,200,000 under a private placement through September 30, 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 4,200 shares of Series G were to be issued, were valued at $1,314,200 and recorded as a liability for stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

Common Stock

The Company issued 23,325,000 shares of common stock for consulting and other services during the nine months ended September 30, 2014.

The Company issued 4,600,000 shares of common stock for settlement and full satisfaction of promissory and demand notes during the nine months ended September 30, 2014.

The Company issued 620,000 shares of common stock for maturity extensions of a convertible promissory note during the nine months ended September 30, 2014.

The Company raised $7,200,000 under private placements through September 30, 2014. As a result, 7,200,000 shares of common stock were to be issued, in which 550,000 shares were issued during 2013, 225,000 shares were issued during 2014 and 6,425,000 shares valued at $4,091,750 were recorded as a liability for stock to be issued.

Warrants

During the years ended December 31, 2012 and 2013, the Company issued 9,760,000 warrants at exercise prices ranging from $.50 to $1.00 per share. During the nine months ending September 30, 2014, the Company issued 2,688,236 warrants at exercise prices ranging from $1.00 to $3.00 per share. All of the warrants are vested and remain outstanding. The warrants have a weighted average price of $1.01.

Consultant warrants provided for services to be rendered over a one-year period of time. The Company issued 200,000 consultant warrants during 2013 and 1,700,000 consultant warrants during 2014. Such warrants vest evenly over a one-year period by month. The Company has recorded this as a prepaid expense and will amortize through the conclusion of the contract.

The Company issued 823,530 warrants at an exercise price of $1.00 per share to certain convertible note holders. The Company agreed to pay the placement agent a commission of warrants equal to 10% of the aggregate number of shares issuable upon conversion of these convertible notes at an exercise price equal to 110% of the warrant exercise price. The Company issued 164,706 warrants to the placement agent during 2014.

The Company used the black-scholes method to value the warrants, with the following inputs: volatility 334.26%; quarterly dividend percentage 0%; and discount rate of 0.95%.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 5-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended September 30, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	11.2%
Change in valuation allowance	40.8%	28.8%
Income Tax provision (benefit)	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013

Deferred Tax Assets
Net operating losses	$11,410,000	$5,856,000

Deferred Tax Liabilities
Impairment	$1,618,000	$1,618,000
Allowance for doubtful accounts	480,000	480,000
	2,098,000	2,098,000

Net deferred tax asset	9,312,000	3,758,000
Less: Valuation allowance	(9,312,000)	(3,758,000)
	$-	$-

As of September 30, 2014 and 2013, the Company had approximately $25,000,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total

Cash	$177,974	$-	$-	$177,974

Notes payable, net of debt discount and OID	$-	$-	$1,515,444	$1,515,444

Embedded conversion feature and derivative liability	$-	$-	$3,045,185	$3,045,185

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Cash	$115,645	$-	$-	$115,645

Notes payable, net of debt discount and OID	$-	$-	$2,227,735	$2,227,735

Embedded conversion feature and derivative liability	$-	$-	$1,877,547	$1,877,547

	For the Nine Months Ending	For the Nine Months Ending
	2014	2013

Total gain/(loss) from revaluation of derivatives included in earnings:	$(782,288)	$2,620,883

The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

We calculated the fair value of the embedded conversion feature and derivative liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $0.43; exercise price $0.50 to $1.00; risk free interest rate 0.95%, term of 5 years; volatility rate of 334.26%; dividend yield of 0%.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

The following tables provide reconciliations of beginning and ending balances at September 30, 2014 and December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Notes Payable	Embedded conversion feature and derivative liability	Total

September 30, 2014

Beginning balance	2,227,735	1,877,547	4,105,282
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	782,288	782,288
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	1,529,566	385,350	1,914,916
Sales	-	-	-
Settlements	(2,241,857)	-	(2,241,857)
Ending balance	1,515,444	3,045,185	4,560,629

December 31, 2013

Beginning balance	397,404	2,528,317	2,925,721
Transfers into Level 3	201,000	-	201,000
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	(3,109,679)	(3,109,679)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	2,213,267	2,458,909	4,672,176
Sales	-	-	-
Settlements	(583,936)	-	(583,936)
Ending balance	2,227,735	1,877,547	4,105,282

NOTE 7-	COMMITMENTS

In April 2014, the Company entered into a five year two month lease agreement in New York City, New York for executive offices of the Company, which requires an annual payment of approximately $283,000 for the first year and increases 3% per year subsequent thereto. In addition, the Company must pay any increases in real estate taxes over the base year, as defined. Rent commenced July 1, 2014 and the Company paid a security deposit of $259,402.

In April 2014, the Company entered into a five year lease agreement in Boynton Beach, Florida for the development of a new 30,000 square foot facility which will be used to manage inventory and distribution for the Company’s regional operations and house local management and training facilities. The lease provides for first year rent of approximately $103,000 plus operating expenses of approximately $98,000 plus annual increases. Rent commenced May 13, 2014 and the Company paid a security deposit of $36,099.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

The Company is obligated under non-cancelable operating leases which expire through December 31, 2023. The aggregate future obligations under these leases are as follows:

2014	$218,000

2015	$873,000

2016	$873,000

2017	$853,000

2018	$806,000

Thereafter	$1,102,000

Rental expense charged to operations aggregated $450,723 and $181,503 for the nine months ended September 30, 2014 and 2013, respectively.

Rental expense is accounted for on the straight-line method.

The excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

NOTE 8-	CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

Accounts receivable, net of allowance, from three customers were $7,584,098, which accounted for approximately 98% of the total receivables at September 30, 2014 and from two customers were $826,829, which accounted for approximately 96% of the total receivables at December 31, 2013.

Revenue from one customer was $1,350,000 and from another was $5,775,312, which accounted for approximately 18% and 78% of the total revenues, respectively for the nine months ended September 30, 2014 and revenue from one customer was $1,350,000, which accounted for approximately 91% of the total revenues for the nine months ended September 30, 2013.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 9-	CONTINGENCIES

On August 11, 2014, as previously disclosed, LMARK Holding LLC (“LMARK”) and Cypress Drive Partners LLC (“Cypress”) (“Cypress and LMARK are collectively referred to as the “Members”) filed a summons’s and complaint in the United States District Court Eastern District of New York against the Company (the “Federal Action”). The complaint (among other allegations) alleges that the Members sought to convert their respective Series E Preferred Shares and the Company refused to honor their requests. The complaint asks that the court order the Company to issue 1,950,000 unrestricted shares of its common stock to the Members. The Complaint asserts claims for breach of contract and alleges that the Members were injured in an amount to be determined at trial but not less than $1,000,000. The Company denies these allegations.

On November 13, 2014, the Company, Cypress and LMARK entered into a Settlement Agreement. Pursuant to the Settlement Agreement, on or before November 20, 2014, the Company shall issue: 812,500 shares of unrestricted common stock to Cypress in full conversion of their 12,500 Series E Preferred Shares, (ii) 1,137,500 unrestricted shares of common stock to LMARK in full conversion of their 17,500 Series E Preferred Shares, (iii) 416,000 restricted shares of common stock to LMARK and (iv) 584,000 restricted shares of common stock to Cypress. The parties agreed to promptly file a Stipulation of Voluntary Dismissal with Prejudice of the Federal Action. The Company received a release (subject to the terms of the Settlement Agreement) from Cypress and LMARK including with respect to the claims in the Federal Action and the Company gave Cypress and LMARK a release (subject to the terms of the Settlement Agreement).

On August 12, 2014, as previously disclosed, Aquafina Design LLC whose purported members are Cypress and LMARK, filed a summons and complaint with the Supreme Court of the State of New York, county of Nassau (the “Aquafina Action”) asserting that it provided the Company with certain loans, and was issued (among other securities) 110,000 detachable warrants, with each warrant giving it the right to purchase 30 common shares, for a total of 3,300,000 common shares.  The complaint further asserts that Aquafina exercised all of its warrants on a cashless basis on March 5, 2014 and was entitled to receive 1,312,048 unrestricted common shares and that the Company has not issued such shares.  The complaint seeks compensatory damages for breach of contract in favor of Aquafina in an amount to be determined at trial, but not less than $1,088,990.  The Company denies these allegations.

On November 13, 2014, the Company and Aquafina entered into a Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue 2,000,000 restricted shares of common stock on or before November 20, 2014, in full satisfaction of any and all issues set forth in the Settlement Agreement, including but not limited to any claims for cashless warrants or a preferred offering. The Company also received a release from Aquafina pursuant to which Aquafina released all claims set forth in the Aquafina Action (subject to the terms of the Settlement Agreement) and the parties agreed to promptly file a Stipulation of Discontinuance with Prejudice of the Aquafina Action. Pursuant to the Settlement Agreement the Company also gave Aquafina a release (subject to the terms of the Settlement Agreement).

NOTE 10-	SUBSEQUENT EVENTS

Common Stock

In October 2014, the Company is to issue 500,000 shares of common stock as a result of an amended consulting agreement. These shares have been valued at $205,000 and were recorded as a liability for common stock to be issued.

In October 2014, the Company is to issue 175,000 shares of common stock as a result of a short-term promissory note. These shares have been valued at $70,000 and were recorded as a liability for common stock to be issued.

In October 2014, the Company is to issue 175,000 shares of common stock as a result of a short-term promissory note. These shares have been valued at $66,500 and were recorded as a liability for common stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

Warrants

In October 2014, the Company authorized and approved 12,000,000 warrants, with an exercise price of $0.25, for its executive officers. These warrants shall be disseminated prior to December 31, 2014.

Promissory Notes

In October 2014, the Company entered into a short term $250,000 Promissory Note with an individual. The note has a maturity of 30 days and interest on the note is fixed at 175,000 shares of common stock.

In October 2014, the Company entered into a short term $450,000 Promissory Note with an individual. The note has a maturity of 60 days and interest on the note is fixed at 300,000 shares of common stock.

In October 2014, the Company entered into a short term $40,000 Promissory Note with an individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum.

In October 2014, the Company negotiated and completed a settlement and full satisfaction of certain promissory and demand notes. The settlements included the issuance of 4,600,000 shares of common stock during September 2014 and payments of $450,000 during October 2014.

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

Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

For the nine months ended September 30, 2014, the Company had total revenue of $7,427,290 as compared to revenue of $1,483,107 for the nine months ended September 30, 2013. Revenue increased by $5,944,183 or 400.8% over prior period due to the initial distribution and placement of medical devices within a contracted network and the acquisition of call answering service customers. 2014 revenue consisted of $1,350,000 in revenue from physician practice administration and support, $161,871 in revenue from medical coding and billing and call answering and emergency dispatch services performed and $5,915,419 in revenues from the distribution and placement of medical devices.

For the nine months ended September 30, 2013, the Company had total revenue of $1,483,107. 2013 revenue consisted of $1,367,824 in revenue from physician practice administration and support and $115,283 in revenue from medical coding and billing and call answering and emergency dispatch services performed. The changes in our operating expenses from September 30, 2014 to September 30, 2013 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $16,768,150 for the nine months ended September 30, 2014 compared to $5,644,624 for the nine months ended September 30, 2013, an increase of $11,123,526 or 197.1%. The increase is primarily attributed to an increase in the value of common stock issued for professional services of $9,601,143 from $4,320,886 to $13,922,029, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts, shares issued in connection with debt maturity extensions and settlements, and the issuance of shares through employment agreements. Additionally, professional fees increased $987,238 to $1,805,882 from $818,644 in 2013 resulting from consulting fees related to the launching of the medical device business, investor and public relations initiatives and capital raising efforts. In addition, payroll and related tax expenses for the nine months ended September 30, 2014 increased $427,239 to $646,544 compared to $219,304 for the nine months ended September 30, 2013. The increase is the result of rate increases along with added management personnel and professional staffing at the Boynton Beach, Florida location for the launching of the medical device business. Also, legal and accounting fees combined for the nine months ended September 30, 2014 increased $355,956 to $641,746 compared to $285,790 for the nine months ended September 30, 2013 due to the Company utilizing additional legal and accounting services for support within the normal course of business and for compliance with SEC requirements to become fully reporting in accordance with those regulations.

Rent

Rent expense for the nine months ended September 30, 2014 was $450,723 compared to $181,503 for the nine months ended September 30, 2013, an increase of $269,220 or 148.3%. The increase was the result of the expenses related to the corporate headquarters in Garden City, New York and related escalations, expenses related to new executive office space in New York, New York, expenses related to new office/warehouse space in Boynton Beach, Florida and additional usage days for physician practice management services.

General and administrative

General and administrative expenses aggregated $1,003,489 for the nine months ended September 30, 2014 compared to $831,889 for the nine months ended September 30, 2013, an increase of $171,601 or 20.6%. The increase is primarily attributable to $168,387 in insurance expense for the nine months ended September 30, 2014 compared to $112,517 for the nine months ended September 30, 2013, an increase of $55,869 or 49.7%. The increase was primarily due to expanding coverages for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $49,747 in telephone and telecommunication expense for the nine months ended September 30, 2014 compared to $60,555 for the nine months ended September 30, 2013, a decrease of $10,808 or 17.8%. These costs decreased primarily due to one-time and setup expenses for voice, data, software and hosting usage along with related repairs/maintenance and expansion of such services and equipment during 2013 as the Company began building the infrastructure to develop and launch its device business; $112,479 in travel, entertainment, meals and related expenses for the nine months ended September 30, 2014 compared to $27,297 for the nine months ended September 30, 2013, an increase of $85,182 or 312.1%, The increase is due to the launching of the medical device business and an increase in the Company’s capital raise and investor and public relations efforts; and $672,877 in medical supplies, office and information technology expense for the nine months ended September 30, 2014 compared to $621,520 for the nine months ended September 30, 2013, an increase of $51,357 or 8.3%. These costs remained relatively the same period to period as the Company maintained its physician practice management division and the purchase of medical supplies for that business and had increases in office and related technology expenses for its corporate offices and warehousing location.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2014 aggregated $51,198 and decreased $525,008 from $576,206 or 91.1% from the nine months ended September 30, 2013 primarily due to the impairment of certain fixed and intangible assets during 2013.

Other income (expense)

Net other income (expense) was ($1,630,506) for the nine months ended September 30, 2014 compared to $91,948 for the nine months ended September 30, 2013, a decrease of $1,722,454. This increase in expense is primarily attributable to the fair value adjustment related to the derivative liability of $3,403,171 offset by a decrease in interest expense of $1,680,717 for the nine months ended September 30, 2014.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the nine months ended September 30, 2014 was ($13,106,131) compared to the net loss of ($5,740,481) for the nine months ended September 30, 2013. The Company had a loss per weighted common share outstanding of ($0.17) for the nine months ended September 30, 2014 compared to ($0.13) for the nine months ended September 30, 2013.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

For the three months ended September 30, 2014, the Company had total revenue of $6,366,728 as compared to revenue of $488,959 for the three months ended September 30, 2013. Revenue increased by $5,877,769 or 1,202.1% over prior period due to the initial distribution and placement of medical devices within a contracted network, the maintenance of physician practice locations under management and the acquisition of call answering service customers. 2014 revenue for the three month period consisted of $450,000 in revenue from physician practice administration and support, $55,907 in revenue from medical coding and billing and call answering and emergency dispatch services performed and $5,860,821 in revenues from the distribution and placement of medical devices.

For the three months ended September 30, 2013, the Company had total revenue of $488,959. 2013 revenue for the three month period consisted of $450,125 in revenue from physician practice administration and support and $38,834 in revenue from medical coding and billing and call answering and emergency dispatch services performed. The changes in our operating expenses for the three months ending September 30, 2014 to September 30, 2013 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $8,947,853 for the three months ended September 30, 2014 compared to $3,967,078 for the three months ended September 30, 2013, an increase of $4,980,775 or 125.6%. The increase is primarily attributed to an increase in the value of common stock issued for professional services of $4,600,008 from $3,367,528 to $7,967,535, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts, shares issued in connection with debt maturity extensions and settlements and shares issued through employment agreements. Additionally, professional fees increased $345,324 to $871,648 from $526,324 in 2013 resulting from consulting fees related to the launching of the medial device business, investor and public relations initiatives and capital raising efforts and reporting compliance. In addition, payroll and related tax expenses for the three months ended September 30, 2014 increased $283,493 to $356,720 compared to $73,227 for the three months ended September 30, 2013. The increase is the result of rate increases along with added management personnel and professional staffing at the Boynton Beach, Florida location for the launching of the medical device business.

Rent

Rent expense for the three months ended September 30, 2014 was $268,617 compared to $74,878 for the three months ended September 30, 2013, an increase of $193,739 or 258.7%. The increase was the result of the expenses related to the corporate headquarters in Garden City, New York and related escalations, expenses related to new executive office space in New York, New York, expenses related to new office/warehouse space in Boynton Beach, Florida and additional usage days for physician practice management services.

General and administrative

General and administrative expenses aggregated $365,714 for the three months ended September 30, 2014 compared to $255,137 for the three months ended September 30, 2013, an increase of $110,577 or 43.3%. The overall increase is primarily attributable to $61,435 in insurance expense for the three months ended September 30, 2014 compared to $37,125 for the three months ended September 30, 2013, an increase of $24,309 or 65.5%. The increase was primarily due to expanding coverage for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $15,363 in telephone and telecommunication expense for the three months ended September 30, 2014 compared to $17,365 for the three months ended September 30, 2013, a decrease of $2,002 or 11.5%. These costs decreased primarily due to one-time and setup expenses for voice, data, software and hosting usage along with related repairs/maintenance and expansion of such services and equipment during 2013 as the Company began building the infrastructure to develop and launch its device business; $55,331 in travel, entertainment, meals and related expenses for the three months ended September 30, 2014 compared to $8,738 for the three months ended September 30, 2013, an increase of $46,593 or 533.2%. The increase is due to the launching of the medical device business and an increase in the Company’s capital raise and investor and public relations efforts; and $233,587 in medical supplies, office and information technology expense for the three months ended September 30, 2014 compared to $181,908 for the three months ended September 30, 2013, an increase of $51,679 or 28.4%. These costs increased primarily due to office and related technology expenses for corporate offices and warehousing locations along with maintenance of medical supplies for the practice management business.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2014 aggregated $17,596 and decreased $174,476 from $192,069 or 90.8% from the three months ended September 30, 2013 related primarily to the impairment of certain fixed and intangible assets during 2013.

Other income (expense)

Net other income (expense) was $(37,422) for the three months ended September 30, 2014 compared to ($260,160) for the three months ended September 30, 2013, an increase of $222,718 or 85.6%. This increase is primarily attributable to the change in fair value adjustment related to the derivative liability of $95,074 and a reduction in interest expense of $317,793 for the three months ended September 30, 2014.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the three months ended September 30, 2014 was ($3,846,946) compared to the net loss of ($4,275,619) for the three months ended September 30, 2013. The Company had a loss per weighted common share outstanding of ($0.05) for the three months ended September 30, 2014 compared to a loss per weighted common share outstanding of ($0.10) for the three months ended September 30, 2013.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and maintaining our physician practice administration business and the rollout and launching of our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2013 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $5,250,000 through private placements and $1,888,218 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for September 30, 2014 and 2013:

	Nine Months Ended September 30
	2014	2013
Net cash used in operating activities	(7,605,658)	$(983,070)
Net cash used in investing activities	(44,761)	-
Net cash provided by financing activities	7,712,748	902,000
Net increase (decrease) in cash	62,329	$(81,070)

Cash flows for the nine months ended September 30, 2014 compared to September 30, 2013: For the nine months ended September 30, 2014, we incurred a net loss of $13,106,131. Net cash used in operating activities was $7,605,658, net cash used in investing activities was $44,761 and net cash provided by financing activities was $7,712,748. For the nine months ended September 30, 2013, we incurred a net loss of $5,740,481. Net cash used in operating activities was $983,070, net cash used in investing activities was $-0- and net cash provided by financing activities was $902,000.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

Category	September 30, 2014	December 31, 2013
Current assets	9,647,125	2,145,885
Current liabilities	14,502,633	6,664,738
Working capital (deficit)	$(4,855,508)	$(4,518,853)

As of September 30, 2014, the Company had a working capital deficit of $4,855,508, compared to $4,518,853 at December 31, 2013, or an increase in working capital deficit of $336,655. For 2014, current assets increased by $7,501,240 primarily due to increases of $62,329 in cash, $6,863,015 in accounts receivable related to our practice management services and launch related to our medical device business, $77,638 in inventory related to the purchase of medical devices and prepaid expenses of $498,257 primarily related to compensation as a result of certain consulting agreements and deposits for new locations. Current liabilities increased $7,837,895 primarily related to increases of $7,239,998 in liability for stock to be issued, increases in the change of fair value of the derivative liability related to the warrants issued with notes payable of $1,167,638 and an increase of $142,033 in accounts payable and accrued expense and other items of $517, offset by a reduction of notes payable of $712,291. In addition, the Company issued $337,500 Series F preferred shares which have been classified as a liability.

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

Our revenue generating activities during 2014 continue to improve as the physician practice management services business is re-focused and continues to progress and we enter the final phase of launch for our medical device distribution business, as we strategically start to place our medical devices for distribution into the marketplace. During 2013, we entered into several distribution agreements to launch our medical device division and have procured over $1.4 Million in medical device inventory for distribution through the third quarter 2014. The Company has also secured several network selling agreements with US based healthcare organizations for the use of certain medical devices we are distributing in a number of each organizations’ locations which include average monthly minimum unit usage per device, per location. Strategic rollout and placement of these devices has commenced in the later part of the first quarter of 2014, with fulfillment starting for these initial networks under contract in the later part of the third quarter of 2014. The Company has also secured additional key management personnel in 2013 and 2014 to help facilitate the launch and rollout of our device division as well as the securing of professional staffing in 2014 to facilitate the rollout of our device division at new locations. The Company also continues its capital raising efforts during 2014 with increased exposure and awareness through more formalized investor and public relations, roadshows and the engaging of professional firms.

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

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. The Company is growing and currently lacks documented procedures including documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 11, 2014, as previously disclosed, LMARK Holding LLC (“LMARK”) and Cypress Drive Partners LLC (“Cypress”) (“Cypress and LMARK are collectively referred to as the “Members”) filed a summons’s and complaint in the United States District Court Eastern District of New York against the Company (the “Federal Action”). The complaint (among other allegations) alleges that the Members sought to convert their respective Series E Preferred Shares and the Company refused to honor their requests. The complaint asks that the court order the Company to issue 1,950,000 unrestricted shares of its common stock to the Members. The Complaint asserts claims for breach of contract and alleges that the Members were injured in an amount to be determined at trial but not less than $1,000,000. The Company denies these allegations.

On November 13, 2014, the Company, Cypress and LMARK entered into a Settlement Agreement. Pursuant to the Settlement Agreement, on or before November 20, 2014, the Company shall issue: 812,500 shares of unrestricted common stock to Cypress in full conversion of their 12,500 Series E Preferred Shares, (ii) 1,137,500 unrestricted shares of common stock to LMARK in full conversion of their 17,500 Series E Preferred Shares, (iii) 416,000 restricted shares of common stock to LMARK and (iv) 584,000 restricted shares of common stock to Cypress. The parties agreed to promptly file a Stipulation of Voluntary Dismissal with Prejudice of the Federal Action. The Company received a release (subject to the terms of the Settlement Agreement) from Cypress and LMARK including with respect to the claims in the Federal Action and the Company gave Cypress and LMARK a release (subject to the terms of the Settlement Agreement).

On August 12, 2014, as previously disclosed, Aquafina Design LLC whose purported members are Cypress and LMARK, filed a summons and complaint with the Supreme Court of the State of New York, county of Nassau (the “Aquafina Action”) asserting that it provided the Company with certain loans, and was issued (among other securities) 110,000 detachable warrants, with each warrant giving it the right to purchase 30 common shares, for a total of 3,300,000 common shares.  The complaint further asserts that Aquafina exercised all of its warrants on a cashless basis on March 5, 2014 and was entitled to receive 1,312,048 unrestricted common shares and that the Company has not issued such shares.  The complaint seeks compensatory damages for breach of contract in favor of Aquafina in an amount to be determined at trial, but not less than $1,088,990.  The Company denies these allegations.

On November 13, 2014, the Company and Aquafina entered into a Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue 2,000,000 restricted shares of common stock on or before November 20, 2014, in full satisfaction of any and all issues set forth in the Settlement Agreement, including but not limited to any claims for cashless warrants or a preferred offering. The Company also received a release from Aquafina pursuant to which Aquafina released all claims set forth in the Aquafina Action (subject to the terms of the Settlement Agreement) and the parties agreed to promptly file a Stipulation of Discontinuance with Prejudice of the Aquafina Action. Pursuant to the Settlement Agreement the Company also gave Aquafina a release (subject to the terms of the Settlement Agreement).

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10 as filed with the SEC on July 25, 2013, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From February 20, 2014 to September 30, 2014, the Company completed a private placement and closed on 4,200 units of its securities for gross proceeds of $4,200,000 pursuant to a Subscription Agreement between the Company and the Subscribers to the Subscription Agreement.  Each unit (“Unit”) consists of one thousand shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and one share of Series G Preferred Stock (“Series G Preferred Stock”), which have the rights and preferences set forth in the Certificate of Designation, Preferences, Rights and Limitations of Series G Preferred Stock of the Company.

Holders of Series G Preferred Stock shall be entitled to receive, along with the Series F Preferred Stock holders, and the Company shall pay, a quarterly dividend of 10% of the Company’s earnings before interest, taxes and amortization. For purposes of allocating the 10% dividend proportionally to the Series F Preferred Stock and G Preferred Stock holders, Series G Preferred Stock will be weighted and valued at 1,000 times that of Series F Preferred Stock. The Series G Preferred Stock shall expire or be redeemable for $1,000 immediately after holders of the Preferred Stock have received an aggregate of $1,200 of dividends for every share of Preferred Stock they hold.

The securities described above were all sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

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

MILLENNIUM HEALTHCARE INC.
DATE: November 14, 2014	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: November 14, 2014	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

