Form 10-Q/A
period 2014-09-30
MILLENNIUM HEALTHCARE INC.
filed 2015-01-09
CIK 1582054

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Millennium Healthcare, Inc. is being filed solely to (i) describe a recall of products of Atossa Genetics Inc. and its impact on our business, (ii) describe the recent changes of CodeSmart Holdings, Inc. and its impact on our business and (iii) amend the presentation of segment information. This filing does not modify the original Form 10-Q except as specifically noted herein.

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

On May 1, 2013, the Company entered into a distribution agreement with Atossa Genetics Inc. for a breast health test and collection kit (“ForeCYTE Breast Health Test”). Material terms of the agreement include automatic term renewals for one year, minimum purchase commitments of 40 units for May 2013, 80 units for May 2014 and 120 units for May 2015. The agreement also provides for a minimum monthly fixed service fee earned by the Company through April 2016. On October 4, 2013, Atossa Genetics Inc. initiated a voluntary recall of the ForeCYTE Breast Health Test to address FDA’s concerns regarding the modifications identified in a Warning Letter. The ForeCYTE Breast Health Test has not cleared by the FDA for marketing in the United States and cannot be marketed or distributed within the United States until clearance for this device is received from the FDA. The Company has not distributed any of the products and has no plan to distribute the products until clearance is received. Therefore, the management of the Company believes the recall has no impact on the Company’s operation.

On September 18, 2013, the Company secured a strategic alliance and entered into an agreement with CodeSmart Group Inc., whereby the Company (through its Coding & Billing subsidiary) will offer, promote and endorse CodeSmart Group Inc.’s ICD-10 Educational and Consulting services and solutions, including, but not limited to ICD-10 traditional services, outsourced coding, strategic consulting services and educational products, including, but not limited to proprietary programs such as CodeSmart University and online education programs. In 2014, several officers of CodeSmart Holdings, Inc., the holding company of CodeSmart Group Inc., resigned from their positions and no new officers have been appointed, based on the SEC filings of CodeSmart Holdings, Inc. The management believes that these changes have no impact on the Company’s business as services pursuant to the agreement with CodeSmart Group Inc. were never utilized.

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

MILLENNIUM HEALTHCARE INC.
DATE: January 9, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: January 9, 2015	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

