Form 10-Q/A
period 2014-09-30
MILLENNIUM HEALTHCARE INC.
filed 2015-01-23
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-Q of Millennium Healthcare, Inc. is being filed solely to (i) describe a recall of products of Atossa Genetics Inc. and its impact on our business, (ii) describe the recent changes of CodeSmart Holdings, Inc. and its impact on our business, (iii) include discussions of cost of devices in Item 2 and (iv) amend our financial statements and notes to the financial statements. This filing does not modify the original Form 10-Q except as specifically noted herein.

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

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013

REVENUE	$7,427,290	$1,483,107	$6,366,728	$488,959

OPERATING EXPENSES
Payroll, consulting and professional fees	16,768,150	5,634,624	8,947,853	3,957,078
Rent	450,723	181,503	268,617	74,878
General and administrative	1,003,489	831,889	365,714	255,137
Cost of devices	550,000	-	550,000	-
Depreciation and amortization	51,198	576,206	17,596	192,069

Total operating expenses	18,823,560	7,224,222	10,149,780	4,479,162

LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(11,396,270)	(5,741,115)	(3,783,052)	(3,990,203)

OTHER INCOME (EXPENSE)
Interest expense	(848,218)	(2,528,935)	(382,938)	(700,731)
Gain (loss) on change in fair value of derivative liability	(782,288)	2,620,883	345,496	440,571

Total other income (expense)	(1,630,506)	91,948	(37,442)	(260,160)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(13,026,776)	(5,649,167)	(3,820,494)	(4,250,363)

Preferred stock dividends	(79,355)	(91,314)	(26,452)	(25,256)

NET INCOME (LOSS)	$(13,106,131)	$(5,740,481)	$(3,846,946)	$(4,275,619)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	77,330,185	44,425,745	82,091,238	44,694,272

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.17)	$(0.13)	$(0.05)	$(0.10)

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

September 30, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$3,596	$5,915,419	$1,508,275	$-	$7,427,290
Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Loss	3,716	1,111,260	909,647	16,747,739	18,772,362
Depreciation and Amortization	-	969	26,797	23,432	51,198
Other (Income) Loss	-	-	-	1,630,506	1,630,506

Segmented Fixed Assets
Fixed Assets	$-	$57,170	$16,080	$39,536	$112,786
Intangible Assets	-	-	61,687	-	61,687
Total Assets	$-	$57,170	$77,767	$39,536	$174,473

September 30, 2013	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$115,283	$-	$1,367,824	$-	$1,483,107

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Loss	197,822	159,717	433,093	5,857,384	6,648,016
Depreciation and Amortization	233,516	-	3,289	339,401	576,206
Other (Income) Loss	-		-	(91,948)	(91,948)

Segmented Fixed Assets
Fixed Assets	$335,483	$-	$18,073	$70,834	$424,390
Intangible Assets	229,500	-	-	532,756	762,256
Goodwill	267,141	-	4,700	2,860,352	3,132,193

Total Assets	$832,124	$-	$22,773	$3,463,942	$4,318,839

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

Cost of devices

Cost of devices for the nine months ended September 30, 2014 aggregated $550,000 and increased $550,000 from $-0- or 100.0% from the nine months ended September 30, 2013 primarily due to the initial rollout and distribution of medical devices during 2014.

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

Cost of devices

Cost of devices for the three months ended September 30, 2014 aggregated $550,000 and increased $550,000 from $-0- or 100.0% from the three months ended September 30, 2013 primarily due to the initial rollout and distribution of medical devices during 2014.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2014 aggregated $17,596 and decreased $174,476 from $192,069 or 90.8% from the three months ended September 30, 2013 related primarily to the impairment of certain fixed and intangible assets during 2013.

Other income (expense)

Net other income (expense) was $(37,442) for the three months ended September 30, 2014 compared to ($260,160) for the three months ended September 30, 2013, an increase of $222,718 or 85.6%. This increase is primarily attributable to the change in fair value adjustment related to the derivative liability of $95,074 and a reduction in interest expense of $317,793 for the three months ended September 30, 2014.

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

MILLENNIUM HEALTHCARE INC.
DATE: January 23, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: January 23, 2015	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

