Form 10-K
period 2014-12-31
MILLENNIUM HEALTHCARE INC.
filed 2015-04-16
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on OTCQB was approximately $22,813,042 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐Yes  ☐ No

Indicate the number of shares outstanding of each of the registrant’s classed of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of April 10, 2015 is 134,788,942.

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

Overview and Description of business

Millennium Healthcare Inc. (“Millennium” or the “Company”) is a medical device and healthcare support and services company. The Company purchases, supplies and distributes revolutionary medical devices and equipment with a focus on prevention and early detection. The Company also provides physician practice administration with a focus on physician practices specializing in cardiovascular procedures. In addition, the Company provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch. The marketplace for the Company’s products and services continues to be high quality physician office, practice and facility locations with competent and caring doctors and staff. The Company was incorporated in Delaware on July 5, 1994 under the name “Kirlin Holding Corp.” In July 2008, the Company changed its name to “Zen Holding Corp.” in connection with the sale of its subsidiary. On June 14, 2011, the Company entered into an asset purchase agreement with Millennium HealthCare Solutions Inc. (“MHS”), whereby it purchased assets of MHS along with assets of its wholly-owned subsidiaries. The Company’s executive office is located at 400 Garden City Plaza, Suite 440, Garden City, NY 11530. The Company’s telephone number is 516-628-5500. Unless otherwise specified, references to the “Company,” “we,” “our” and “us” refer to Millennium Healthcare Inc. and, unless otherwise specified, its subsidiaries.

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

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

☐	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
☐	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock;
☐	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
☐	the date on which we are deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934 (the "Exchange Act") (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter).

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

Products and Services

Medical Device Distribution

The Company is currently launching its medical equipment and device business. Through its wholly owned subsidiary, the Company will focus on forming strategic alliances and partnerships with medical device companies that provide innovative and revolutionary medical devices that utilize cutting edge technology and are cost effective and approved by the Food and Drug Administration (“FDA”). The devices that the Company plans to distribute are mainly focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes. All of the products that the Company plans to distribute have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes. The Company intends to ramp up and maintain an inventory of such devices and kits in anticipation of meeting and maintaining distribution and delivery requirements in a timely manner.

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

Portions of the distribution agreement with CDx Diagnostics Inc. and the distribution agreement with Heart Smart Inc., have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

On May 24, 2013, the Company entered into a Supply and Distribution Agreement with eWellness Corporation. Under the terms of the Agreement, the Company was granted the right to distribute certain of eWellness’ products in Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware Maryland, Virginia, North Carolina, Georgia and Florida. The term of this agreement is for 25 years subject to earlier termination as provided in the agreement. For every $100,000 of revenue from the Company for the services provided pursuant to the agreement, eWellness will issue the Company 110,000 shares of its restricted common stock up to a maximum amount of 1,100,000 shares (subject to adjustment as provided in the agreement). The Company has the right to use eWellness Corporation’s trademarks or trade names in connection with the Agreement. eWellness Corporation agrees to provide support to the Company’s technical service representatives within 12 to 48 hours. eWellness Corporation may terminate the Agreement by giving the Company written notice upon occurrence of certain events, including any material breach by either party, dissolution of either party, if the Company is restrained for 60 days from transacting its business, or if either party is in bankruptcy. The Company may terminate the Agreement upon 30 days’ prior written notice.

The Company has entered into a Distribution and Marketing Services Agreement with Atossa. Under the Agreement, the Company has been engaged to use its best commercial efforts to distribute and market Atossa’s ForeCYTE products. Under the Agreement, the Company is required to purchase a minimum quantity of ForeCYTE products as follows:

Date	ForeCYTE Product	Quantity	Price* FOB Origin

May 1, 2013	ForeCYTE Collection Kits (AG-FC5)	10,000	$21
May 1, 2013	MASCT pump (AG-MASCT)	40	FOC

Date	ForeCYTE Product	Quantity	Price* FOB Origin

May 1, 2014	ForeCYTE Collection Kits (AG-FC5)	20,000	$21
May 1, 2014	MASCT pump (AG-MASCT)	80	FOC

Date	ForeCYTE Product	Quantity	Price* FOB Origin

May 1, 2015	ForeCYTE Collection Kits (AG-FC5)	30,000	$21
May 1, 2015	MASCT pump (AG-MASCT)	120	FOC

Additionally, Atossa shall pay the Company a fixed fee as follows:

Service Period	Fixed Service Fee
May 2013	$0
June 2013	$25,000
July 2013	$50,000
August 2013	$75,000
September 2013	$75,000
October 2013	$75,000
November 2013	$100,000
December 2013	$100,000
January 2014	$125,000
February 2014	$125,000
March 2014	$125,000
April 2014	$125,000

Service Period	Fixed Service Fee
May 2014	$150,000
June 2014	$150,000
July 2014	$150,000
August 2014	$150,000
September 2014	$175,000
October 2014	$175,000
November 2014	$175,000
December 2014	$175,000
January 2015	$200,000
February 2015	$200,000
March 2015	$200,000
April 2015	$200,000

Service Period	Fixed Service Fee
May 2015	$200,000
June 2015	$200,000
July 2015	$200,000
August 2015	$200,000
September 2015	$250,000
October 2015	$250,000
November 2015	$250,000
December 2015	$250,000
January 2016	$300,000
February 2016	$300,000
March 2016	$300,000
April 2016	$300,000

The Company may delegate or assign its duties under the Agreement to its representatives, subject to certain provisions and Atossa will provide training to the Company’s sales personnel. The Agreement may be terminated by either party upon 30 days’ written notice or upon a material breach if such breach is not cured within 30 days after written notice of said breach by the non-breaching party.

Pursuant to an agreement dated February 1, 2013, as amended on October 31, 2013, by and between the Company and CDx Diagnostics, Inc. the Company agreed to purchase from CDx OralCDx Brush Test Kits (the “Products”). Under the Agreement, the Company is the only one authorized to market, distribute and sell the Products in United States to primary care physicians including healthcare clinics, and hospitals. The Company is required to have completed a minimum amount of sales to third party end users in certain periods and commits to a minimum amount of Products in certain periods as follows:

Millennium Sales Requirements in Units per Period

	Derm Units	Oral Units
January 1, 2014 to December 31, 2014	12,500	25,000
January 1, 2015 to June 30, 2015	35,000	17,500
July 1, 2015 to December 31, 2015	60,000	30,000
January 1, 2016 to June 30, 2016	120,000	60,000
July 1, 2016 to December 31, 2016	150,000	75,000
January l, 2017 to June 30, 2017	250,000	125,000
July l, 2017 to December, 2017	300,000	150,00	Q
January l, 2018 to June 30, 2018	350,000	175,000
July 1, 2018 to December 31, 2018	500,000	250,000

In addition, the Company agrees to purchase and the Company agrees to deliver the following minimum numbers of units on the following dates (which shall be estimated at 70% Oral units and 30% Derm units:

Year	Sales Requirements	Purchases January 1	Purchases July 1
2015	142,500	50,000	50,000
2016	405,000	225,000	225,000
2017	825,000	425,000	425,000
2018	1,275,000	700,000	700,000

Of the initial 100,000 Units, 4,000 Units shall be delivered by December 31, 2013, 10,000 Units shall be delivered by January 31, 2014 and 16,000 Units shall be delivered by February 28, 2014 for a total of 30,000 Units delivered by February 28, 2014. Payment for units required to be purchased and delivered under this Section shall be made in full by the Company on the applicable date for such purchase set forth in the table above.

In addition, pursuant to the Agreement, CDx Diagnostics, Inc. grants to the Company a reasonable supply of current marketing materials and the Company agrees to not alter the trademarks or marketing materials without express written consent from CDx Diagnostics, Inc. CDx Diagnostics, Inc. will also provide the Company’s sales personnel training. The Company has the right to terminate the Agreement effective as of any one-year anniversary of the Agreement upon prior written notice to CDx Diagnostics, Inc. no more than 120 days and no fewer than 90 days prior to such anniversary. CDx Diagnostics, Inc. may also terminate the Agreement as of any period if the Company fails to meet its minimum sales requirements for such period upon 30 days’ prior written notice. The Agreement may be terminated upon a material breach if such breach is not cured within 30 days after written notice of said breach by the non-breaching party or if either party is dissolved or in bankruptcy.

The Company has entered into a Master Purchase, Supply and Distribution Agreement with Heart Smart Inc. Under the Agreement, the Company is acting as Heart Smart’s exclusive master distributor for the exclusive distribution and marketing of Heart Smart’s VasoScan Early Detection and Assessment Test products in the United States, provided however until the Company completes the purchase of the first 200 units, Heart Smart’s internal sales force shall be entitled to sell the aforementioned products. In order to maintain the exclusivity, the Company needs to have completed purchases totaling a minimum of 50 units in the first 12 months with completed purchases totaling a minimum of 200 Units within the first 12 Months, with a minimum of 250 additional Units to be completed by the end of the following 12 month period. The Agreement has an initial term of 5 years. The Company is further granted a license to use Heart Smart’s trademarks, trade names, copyrights, patents and other intellectual properties under the Agreement. The Agreement may be terminated upon a material breach if such breach is not cured within 30 days after written notice of said breach by the non-breaching party or if either party is dissolved or in bankruptcy.

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

Suppliers

Medical Device Distribution

Currently, the Company’s order fulfillment will be handled by a contracted provider.  In order to meet the Company’s high quality standards for product creation and development, fulfillment providers will be directed to purchase from approximately 4 primary vendors. They, then assemble, pick, pack, and fulfill orders for final delivery by FedEx ground or air from orders that are received online, by phone or mail, and digitally transmitted through the Company’s order fulfillment software. Current suppliers for medical devices the Company plans to distribute are CDx Diagnostics Inc., Atossa Genetics Inc., HeartSmart Inc., and eWellness Corporation. Portions of the distribution agreement with CDx Diagnostics Inc., the distribution agreement with Heart Smart Inc., have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

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

Competition

Medical Device Distribution

Currently, the Company’s order fulfillment will be handled by a contracted provider.  In order to meet the Company’s high quality standards for product creation and development, fulfillment providers will be directed to purchase from approximately 4 primary vendors. They, then assemble, pick, pack, and fulfill orders for final delivery by FedEx ground or air from orders that are received online, by phone or mail, and digitally transmitted through the Company’s order fulfillment software. Current suppliers for medical devices the Company plans to distribute are CDx Diagnostics Inc., Atossa Genetics Inc., HeartSmart Inc., and eWellness Corporation. Portions of the distribution agreement with CDx Diagnostics Inc., the distribution agreement with Heart Smart Inc., have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

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

As the Company distributes medical devices and equipment and also provides a full suite of management, administration, support and consulting services to physicians, healthcare providers, practices, offices, facilities and locations, the Company’s products and services appeal and apply to a vast array of clientele. As such, these businesses can have no real dependency on any one type or class of customer. Currently, the Company has a concentration of sales with one major customer for its physician practice management business. Additionally, as the Company has begun the rollout of certain medical devices, it also currently has a concentration of sales with three major customers for its medical device distribution business.

Intellectual Property

The Company has the following intellectual properties :

☐	United States Letters Patent entitled Safety Syringe - application serial no. 12/931,053 filed on January 21, 2011

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

Four principal regulations have been issued in final form: privacy regulations, security regulations, standards for electronic transactions, and the National Provider Identifier regulations. The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of an individual’s personal health information, referred to in the privacy regulations as “protected health information,” by health plans, healthcare providers, and healthcare clearinghouses. The Company is a Business Associate within the meaning of HIPAA. HIPAA requires health care providers to enter into Business Associate contracts with certain businesses to which they disclose patient health information. These Business Associate contracts generally require the recipients of such information to use appropriate safeguards to protect the patient health information they receive. The regulations establish a complex regulatory framework on a variety of subjects, including:

☐	Provide that the company obtain and use confidential patient health information obtained from its clients only as necessary to perform customer service and support functions;

☐	Limit access to such information to those employees and agents who perform identified service and support functions;

☐	Prohibit disclosure of patient health information received from clients to persons who are not employees or agents of the company in the absence of express approval from the legal department and, if appropriate, the client and/or patient;

☐	Require all employees and agents of the company to report uses and disclosures of patient information that are not permitted by the company’s Privacy and Security Policy;

☐	Provide that the company investigate all reports that patient health information was used in a manner not permitted by its Privacy and Security Policy and will impose appropriate sanctions for conduct prohibited by the policy as required and/or permitted by law;

☐	Establish and ensure that the company’s employees and agents who may come in contact with patient health information receive training regarding the company’s Privacy and Security Policy and the importance of protecting the privacy and security of patient health information;

☐	Provide for the storage and transmission of patient health information received from clients in a secure manner that protects the integrity, confidentiality and availability of the information; and

☐	Establish that the company’s employees, contractors and agents who may come in contact with patient health information maintain any and all protected health information obtained through operating their respective businesses confidential, and agree and acknowledge that such information is subject to protection under HIPAA, the HIPAA regulations and the HITECH Act and will conduct their businesses according to such.

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

Employees

As of April 10, 2015, the Company had six (6) full-time employees.  None of our employees are represented by a labor union, and we consider relations with our employees to be good.

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

The Company commenced generating revenues from operations in 2011. The Company has incurred operating losses for the years ended December 31, 2014 and 2013, has a working capital deficiency of $2,923,247 and an accumulated  deficit of $76,378,261 as of December 31, 2014.

In their report dated April 15, 2015, the Company’s independent registered auditor , Paritz & Company PA, stated that the Company’s financial statements for the fiscal year ended December 31, 2014, were prepared assuming that it would continue as a going concern. However, they also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company continues to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

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

Financial markets and the economies in the United States and internationally may continue to experience disruption and volatility as they have in recent years and conditions could worsen. As a result, the economic environment (including deteriorating economic conditions in certain countries in Europe) may, among other things:

☐	increase the sales cycle for certain of our products;

☐	slow the adoption of new technology;

☐	adversely affect the Company’s suppliers, which could disrupt the Company’s ability to distribute the products; and

☐	limit the Company access to capital on terms acceptable to the Company.

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

The Company IS Subject To The Reporting Requirements Of Federal Securities Laws, Which Can Be Expensive.

The Company is subject to the information and reporting requirements under the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002.  The costs of preparing and filing annual and quarterly reports and other information with the SEC causes our expenses to be higher than they would be if the Company was a privately-held company.

The Company’s failure to maintain effective internal control over financial reporting could lead to inaccuracies in its reported financial results.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Moreover, any failure to establish and maintain effective systems of internal control and procedures may impair its ability to accurately report its financial results.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. Because of the material weakness described in this Report on Form 10-K, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Such failures and the reporting that the Company’s system of internal controls over financial reporting was not effective could result in a restatement of its financial statements and cause investors to lose confidence in the reliability of its financial statements, which could result in a decline in the Company’s stock price. In

In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are convertible into or exercisable for our Common Stock, which could result in significant additional dilution and downward pressure on our stock price.

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

DESCRIPTION OF PROPERTY

The Company leases approximately 7,500 square feet in Garden City, New York. All management activities of the Company are conducted out of this location. The lease term expires on December 31, 2023, and has an annual rent of approximately $201,208 for the year ended December 31, 2014.  The Company in executing a more virtual model, is vacating its Garden City, New York offices and is currently relocating to a virtual office environment within Long Island, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations.

The Company, on behalf of one of its operating subsidiary, leases approximately 2,900 square feet in New Brunswick, New Jersey commencing on November 15, 2012 for an initial term of sixty months. The annual rent is approximately $72,216 for the year ended December 31, 2014.  The subsidiary utilizes the space for clients and anticipates a minimum of 1 day per month for the current year.

One of the Company’s subsidiaries leases approximately 1,800 square feet in New York, New York commencing in June 2013 for an initial term of twenty-four months. The Company has two options to renew the term of the lease for twelve months each. The lease has an estimated annual rent of approximately $140,000 for the year ended December 31, 2013. The subsidiary utilizes the space for its client and anticipates a minimum of 1 day per week for the current year. The Company is no longer utilizing this location after 2013.

The Company, on behalf of one of its operating subsidiaries, leases certain office space in Garden City, New York commencing on October 1, 2013 for an initial term of sixty months. The Company can renew the lease for two additional twelve month terms. The annual rent is approximately $24,000 for the year ended December 31, 2014.  The subsidiary utilizes the space for its client and anticipates a minimum of 1 day per month for the current year.

The Company leases approximately 5,442 square feet in New York, New York commencing May 2014 (with rent commencing July 2014) for an initial term of 62 months. The lease has an annual rent payment of approximately $282,984 for the first year and increases 3% per year subsequent thereto. In addition, the Company must pay any increases in real estate taxes over the base year, as defined. The Company utilizes this space for executive offices. The Company, in executing a more virtual model, will be looking to consolidate administrative and executive offices and vacate this location in 2015.

The Company leases approximately 29,389 square feet in Boynton Beach, Florida commencing May 2014 (upon delivery of the premises) for an initial term of 60 months. The lease has an annual rent payment for the first year of approximately $102,861 plus operating expenses of approximately $98,160 plus annual increase. The Company in executing a more virtual model, is vacating its Boynton Beach, Florida warehouse and storage facility and relocating to a third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations.

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

Quarter Ended:	High Bid ($)	Low Bid ($)

March 31, 2013	$1.11	$0.50
June 30, 2013	$0.80	$0.35
September 30, 2013	$0.60	$0.25
December 31, 2013	$0.51	$0.27
March 31, 2014	$1.01	$0.20
June 30, 2014	$1.50	$0.43
September 30, 2014	$0.74	$0.33
December 31, 2014	$0.68	$0.13

As of April 10, 2015, there were approximately 128 holders of record of our common stock.

Since inception, no dividends have been paid on the common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2014, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Common Stock

On January 21, 2014 the Company issued 300,000 shares of common stock for an addendum to a master purchase, supple and distribution agreement. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On January 21, 2014, the Company issued 3,400,000 shares of common shares to certain professional and employees for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On January 21, 2014, the Company issued 175,000 shares of common shares to a certain entity for the acquisition of certain assets of that entity. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between February 11 and March 31, 2014, the Company issued 3,575,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between April 21 and June 11, 2014, the Company issued 4,650,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On April 24, 2014 the Company issued 575,000 shares of common stock for settlement and full satisfaction of a promissory note. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On May 27, 2014, the Company issued 225,000 shares of common stock through a private placement. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between July 11 and September 25, 2014, the Company issued 10,600,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between August 11 and September 9, 2014, the Company issued 620,000 shares of common stock to a certain note holder for maturity extensions of a convertible promissory note. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On September 12, 2014 the Company issued 4,025,000 shares of common stock for settlement and full satisfaction of certain promissory and demand notes. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On September 25, 2014, the Company issued 625,000 shares of common shares to a certain professional for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between November 14 and November 18, 2014, the Company issued 3,050,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On November 17, 2014 the Company issued 13,596,770 shares of common stock for settlement and full satisfaction of certain claims, complaints and summons. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between December 2 and December 4, 2014, the Company issued 7,075,000 shares of common stock to certain holders through private placement subscription agreements. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On December 9, 2014, the Company issued 2,600,000 shares of common stock to a certain consultant for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On December 16, 2014, the Company issued 6,250,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On December 19, 2014, the Company issued 1,000,000 shares of common shares to a certain professional for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On December 22, 2014 the Company issued 3,250,000 shares of common stock for settlement and full satisfaction of warrants with a certain holder. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

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

Series G Preferred Stock

The Company sold 5,335 units and raised $5,335,000 under a private placement in 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G Preferred Stock (“Series G Preferred Stock”), which have the rights and preferences set forth in the Certificate of Designation, Preferences, Rights and Limitations of Series G Preferred Stock of the Company. . As a result, 5,335 shares of Series G were to be issued. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Convertible Notes

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

Between June 26 and July 11 2014, the Company issued original issue discount convertible notes (the “OID Notes”) with an aggregate principal amount of $1,235,218 with warrants to acquire up to 823,530 shares of Common Stock at $1.00 per share.  The OID Notes mature in 13 months after issuance and were issued at an original issue discount of $185,283.  No regularly scheduled interest payments shall be made on the OID Notes.  The OID Notes may be converted by the note holders into shares of the Company’s common stock at the lower of (i) $0.75 or (ii) 80% of the per share price of the Company’s equity securities sold in a future public offering.  The warrants expire five years from the date of issuance and are exercisable at (i) $1.00 or (ii) 80% the lowest per share price of the Company’s common stock sold by the Company in any future public offering, during the period that the investor’s OID Note is outstanding. The OID Notes and related warrants contain anti-dilution provisions. In addition, the Company agreed to pay to the placement agent a fee of 10% of the gross proceeds received by the Company and a warrant equal to 10% of the aggregate number of shares issuable upon conversion of the Notes at an exercise price equal to 110% of the warrant exercise price. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On September 18, 2014, the Company issued a promissory note to accredited investors in the amount of $200,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On October 9, 2014, the Company issued a promissory note to an accredited investor in the amount of $250,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On October 20, 2014, the Company issued a promissory note to an accredited investor in the amount of $40,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In October 2014, the Company issued a short term note to an investor in the principal amount of $450,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On November 19, 2014, the Company sold Convertible Promissory Notes in the aggregate principal amount of $1,100,000, dated November 10, 2014 for an aggregate of $1,000,000 pursuant to certain Securities Purchase Agreements. The Notes mature on May 10, 2015 and bear an interest rate of 18% per annum. Any accrued and unpaid principal and interest on the Convertible Promissory Notes when due shall bear an interest rate of 22% per annum. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation D (Rule 506) thereunder, and the corresponding provisions of state securities laws.

On December 2, 2014, the Company issued a promissory note to an accredited investor in the amount of $205,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 24, 2014, the Company sold Convertible Promissory Notes in the principal amount of $350,000 and 350,000 shares of the Company’s common stock for an aggregate of $350,000 pursuant to certain Securities Purchase Agreements to an accredited investor. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Warrants

On February 25, 2014, the Company entered into an agreement and general mutual release with a note and warrant holder. As a result, the Company cancelled 500,000 warrants with exercise prices ranging from $.50 to $1.00.

On June 26, 2014, the Company issued five year warrants to purchase 549,020 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain convertible promissory notes with non-related parties. The Company agreed to pay a placement agent a commission of warrants equal to 10% of the aggregate number of shares issuable upon conversion of these convertible notes at an exercise price equal to 110% of the warrant exercise price. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 9, 2014, the Company issued five year warrants to purchase 117,647 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain convertible promissory notes with non-related parties. The Company agreed to pay a placement agent a commission of warrants equal to 10% of the aggregate number of shares issuable upon conversion of these convertible notes at an exercise price equal to 110% of the warrant exercise price. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 11, 2014, the Company issued five year warrants to purchase 156,863 shares of common stock at an exercise price of $1.00 per share in connection with the issuance of certain convertible promissory notes with non-related parties. The Company agreed to pay a placement agent a commission of warrants equal to 10% of the aggregate number of shares issuable upon conversion of these convertible notes at an exercise price equal to 110% of the warrant exercise price. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 25, 2014, the Company issued two year warrants to purchase 1,200,000 shares of common stock at an exercise price of $3.00 per share in connection with a consulting agreement with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On September 9, 2014, the Company issued five year warrants to purchase 500,000 shares of common stock at an exercise price of $3.00 per share in connection with a consulting agreement with a non-related party. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In October 2014, the Company authorized and approved 12,000,000 warrants, with an exercise price of $0.25, for its executive officers. These warrants shall be disseminated prior to December 31, 2014.

On November 4, 2014, the Company entered into a settlement agreement with a warrant holder. As a result, the Company cancelled 500,000 warrants with an exercise price of $.50.

On December 19, 2014, the Company entered into a warrant settlement and exchange agreement with an existing warrant holder. As a result, the Company issued 3,000,000 warrants with an exercise price of $.16 and cancelled 2,000,000 warrants with exercise prices ranging from $.50 to $1.00. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 24, 2014, the Company issued 35,000 warrants in connection with an agreement to pay a placement agent a commission of warrants equal to 10% of the aggregate number of shares issuable upon sale of certain units through a private placement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Current Operations and Recent Developments

The Company is currently launching its medical equipment and device business. This business focuses on strategic alliances and partnerships with medical device companies that provide innovative medical devices that utilize cutting edge technology, are cost effective, and FDA cleared. Devices the Company elects to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. All of the products that the Company distributes have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes. As the Company continues to launch and grow this business, it continues to secured network selling agreements with US based healthcare organization for the use of its medical devices within these organizations’ managed locations. These network agreements include average monthly minimum usage requirements for managed locations. The Company continues to procure and take delivery of device inventory for distribution in fulfilling these agreements during launch and rollout. The Company has also secured office space in New York City, New York, which will contain executive offices, and warehousing space in Boynton Beach, Florida, which will house regional inventory, distribution, local management and training facilities. The Company has also entered into employment agreements with key management as well as at-will employment agreements to facilitate the regional roll out of the Company’s medical device business.

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

On May 1, 2013, the Company entered into a distribution agreement with Atossa Genetics Inc. for a breast health test and collection kit (“ForeCYTE Breast Health Test”). Material terms of the agreement include automatic term renewals for one year, minimum purchase commitments of 40 units for May 2013, 80 units for May 2014 and 120 units for May 2015. The agreement also provides for a minimum monthly fixed service fee earned by the Company through April 2016. On October 4, 2013, Atossa Genetics Inc. initiated a voluntary recall of the ForeCYTE Breast Health Test to address FDA’s concerns regarding the modifications identified in a Warning Letter. The ForeCYTE Breast Health Test has not been cleared by the FDA for marketing in the United States and cannot be marketed or distributed within the United States until clearance for this device is received from the FDA. The Company has not distributed any of the products and has no plan to distribute the products until clearance is received. Therefore, the management of the Company believes the recall has no impact on the Company’s operations.

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

Revenue Recognition: The Company recognizes revenues from the following sources:

Sales of medical devices are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the buyer is fixed or determinable, and collectability is reasonable assured.

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

Stock-Based Compensation:

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Results of Operations

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

Revenue

For the twelve months ended December 31, 2014, the Company had total revenue of $8,340,831 as compared to revenue of $1,987,312 for the twelve months ended December 31, 2013. Revenue increased by $6,353,519 or 319% over prior period due to the initial distribution and placement of medical devices within contracted networks and the acquisition of call answering service customers. 2014 revenue consisted of $1,800,000 in revenue from physician practice administration and support, $237,575 in revenue from medical coding and billing and call answering and emergency dispatch services performed and $6,303,256 in revenues from the distribution and placement of medical devices.

For the twelve months ended December 31, 2013, the Company had total revenue of $1,987,312. 2013 revenue consisted of $1,817,825 in revenue from physician practice administration and support and $169,487 in revenue from medical coding and billing and call answering and emergency dispatch services performed. The changes in our operating expenses from December 31, 2014 to December 31, 2013 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $26,640,367 for the twelve months ended December 31, 2014 compared to $11,209,451 for the twelve months ended December 31, 2013, an increase of $15,430,916 or 137.7%. The increase is primarily attributed to an increase in the value of common stock issued for professional services of $12,082,757 from $9,050,464 to $21,133,221, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts, shares issued in connection with debt maturity extensions and settlements, and the issuance of shares through employment agreements. Additionally, professional fees increased $1,834,360 to $3,322,841 from $1,488,482 in 2013 resulting from consulting fees related to the launching of the medical device business, investor and public relations initiatives and capital raising efforts. In addition, payroll and related tax expenses for the twelve months ended December 31, 2014 increased $734,298 to $1,042,732 compared to $308,434 for the twelve months ended December 31, 2013. The increase is the result of rate increases along with added management personnel and professional staffing for the launching of the medical device business. Also, legal and accounting fees combined for the twelve months ended December 31, 2014 increased $779,501 to $1,141,573 compared to $362,071 for the twelve months ended December 31, 2013 due to the Company utilizing additional legal and accounting services for support within the normal course of business and for compliance with SEC requirements to become and remain fully reporting in accordance with those regulations.

Rent

Rent expense for the twelve months ended December 31, 2014 was $672,564 compared to $310,468 for the twelve months ended December 31, 2013, an increase of $362,096 or 116.6%. The increase was the result of the expenses related to the corporate headquarters in Garden City, New York and related escalations, expenses related to new executive office space in New York, New York, expenses related to new office/warehouse space in Boynton Beach, Florida and additional usage days for physician practice management services.

General and administrative

General and administrative expenses aggregated $1,382,005 for the twelve months ended December 31, 2014 compared to $1,013,608 for the twelve months ended December 31, 2013, an increase of $368,397 or 36.5%. The increase is primarily attributable to $221,884 in insurance expense for the twelve months ended December 31, 2014 compared to $134,269 for the twelve months ended December 31, 2013, an increase of $87,615 or 65.3%. The increase was primarily due to expanding coverages for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $110,581 in telephone and telecommunication expense for the twelve months ended December 31, 2014 compared to $90,165 for the twelve months ended December 31, 2013, a decrease of $20,416 or 22.6%. These costs increased primarily due to one-time and setup expenses for voice, data, software and hosting usage along with related repairs/maintenance and expansion of such services and equipment as the Company began building the infrastructure to develop and launch its device business; $145,815 in travel, entertainment, meals and related expenses for the twelve months ended December 31, 2014 compared to $46,244 for the twelve months ended December 31, 2013, an increase of $99,571 or 215.3%, The increase is due to the launching of the medical device business and an increase in the Company’s capital raise and investor and public relations efforts; and $904,986 in medical supplies, office and information technology expense for the twelve months ended December 31, 2014 compared to $742,931 for the twelve months ended December 31, 2013, an increase of $162,056 or 21.8%. These costs remained relatively the same period to period as the Company maintained its physician practice management division and the purchase of medical supplies for that business and had increases in office and related technology expenses for its corporate offices and warehousing location.

Cost of devices

Cost of devices for the twelve months ended December 31, 2014 aggregated $550,000 and increased $550,000 from $-0- or 100.0% from the twelve months ended December 31, 2013 due to the initial rollout and distribution of medical devices during 2014.

Depreciation and amortization

Depreciation and amortization expenses for the twelve months ended December 31, 2014 aggregated $172,017 and decreased $598,337 from $770,354 or 77% from the twelve months ended December 31, 2013 primarily due to the impairment of certain fixed and intangible assets during 2013.

Other income (expense)

Net other income (expense) was ($44,890) for the twelve months ended December 31, 2014 compared to ($3,943,085) for the twelve months ended December 31, 2013, an increase of $3,898,195. This decrease in expense is primarily attributable to the fair value adjustment related to the derivative liability of $78,935 offset by an increase in interest expense of $69,695 for the twelve months ended December 31, 2014 and one-time expense of $4,046,826 for the impairment of certain fixed and intangible assets during the twelve months ended December 31, 2013.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the twelve months ended December 31, 2014 was ($24,357,707) compared to the net loss of ($16,459,663) for the twelve months ended December 31, 2013. The Company had a loss per weighted common share outstanding of ($0.16) for the twelve months ended December 31, 2014 compared to ($0.36) for the twelve months ended December 31, 2013.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and maintaining our physician practice administration business and the rollout and launching of our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2014 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $5,970,000 through private placements and $3,893,218 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for December 31, 2014 and 2013:

	Twelve Months Ended December 31
	2014	2013
Net cash used in operating activities	(5,835,548)	$(3,131,773)
Net cash used in investing activities	(1,132,222)	(38,295)
Net cash provided by financing activities	6,964,850	3,158,564
Net decrease in cash	(2,920)	$(11,504)

Cash flows for the twelve months ended December 31, 2014 compared to December 31, 2013: For the twelve months ended December 31, 2014, we incurred a net loss of $24,357,707. Net cash used in operating activities was $5,835,548, net cash used in investing activities was $1,132,222 and net cash provided by financing activities was $6,964,850. For the twelve months ended December 31, 2013, we incurred a net loss of $16,577,078. Net cash used in operating activities was $3,131,773, net cash used in investing activities was $38,295 and net cash provided by financing activities was $3,158,564.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

Category	December 31, 2014	December 31, 2013
Current assets	6,023,714	2,145,885
Current liabilities	8,946,961	6,664,738
Working capital (deficit)	$2,923,247	$(4,518,853)

As of December 31, 2014, the Company had a working capital deficit of $2,923,247, compared to $4,518,853 at December 31, 2013, or a decrease in working capital deficit of $1,595,606. For 2014, current assets increased by $3,877,829 primarily due to a decrease of $4,332,220 in cash, an increase of $4,332,220 in accounts receivable related to our practice management services and the launch of our medical device business, a net decrease of $720,963 in inventory related to the purchase and placement of medical devices and prepaid expenses of $269,492 primarily related to compensation as a result of certain consulting agreements and deposits for new locations. Current liabilities increased $2,282,734 primarily related to increases of $1,958,448 in liability for stock to be issued, decrease in the change of fair value of the derivative liability related to the warrants issued with notes payable of $816,070 and an increase of $531,191 in accounts payable and accrued expense, along with an increase in current portion of notes payable of $635,101. In addition, non-current portion of notes payable increased $350,000 and the Company issued $337,500 Series F preferred shares which have been classified as a liability.

Rollforward of the Allowance for Doubtful Accounts

The rollforward of the allowance for doubtful accounts consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	December 31	December 31	December 31
	2014	2013	2012

Balance at beginning of period	$1,200,000	$-	$-
Provision	3,236,000	1,200,000	-
Write-offs	1,436,000	-	-
Recoveries	-	-	-
Balance at end of period	$3,000,000	$1,200,000	$-

Funding Requirements: We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the scale-up of inventory and commencement and ongoing development of our medical equipment and device business as well as maintaining the existing base of our physician practice administration and support business. If we are unable to raise an adequate amount of capital, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

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

Our revenue generating activities during 2014 continue to improve as the physician practice management services business is re-focused and continues to progress and the commencement of our medical device distribution business, as we strategically start to place our medical devices for distribution into the marketplace. During 2013, we entered into several distribution agreements to launch our medical device division and have procured over $1.4 Million in medical device inventory for distribution through the fourth quarter 2014. The Company has also secured several network selling agreements with US based healthcare organizations for the use of certain medical devices we are distributing in a number of each organizations’ locations which include average monthly minimum unit usage per device, per location. Strategic rollout and placement of these devices has commenced in the later part of the first quarter of 2014, with fulfillment starting for these initial networks under contract in the later part of the third quarter of 2014. The Company has also secured additional key management personnel in 2013 and 2014 to help facilitate the launch and rollout of our device division as well as the securing of professional staffing in 2014 to facilitate the rollout of our device division at new locations. The Company also continues its capital raising efforts during 2014 with increased exposure and awareness through more formalized investor and public relations, roadshows and the engaging of professional firms.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Millennium Healthcare, Inc.

We have audited the accompanying consolidated balance sheet of Millennium Healthcare, Inc. (the “Company”), as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year sended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Healthcare, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred operating losses for the past several years, has a working capital deficiency of $2,923,247 and a stockholders’ deficit of $2,390,368 as of December 31, 2014. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 15, 2015

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	DECEMBER 31,	DECEMBER 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$112,725	$115,645
Accounts receivable, net of allowance for doubtful accounts of $3,000,000 and $1,200,000 at December 31, 2014 and 2013, respectively	5,193,634	861,414
Inventory	100,000	820,963
Prepaid expenses	617,355	347,863
Total current assets	6,023,714	2,145,885

Fixed assets, net	789,950	98,660

OTHER ASSETS
Security deposits	375,595	79,263
Intangible assets, net	54,833	82,250
Total other assets	430,428	161,513

TOTAL ASSETS	$7,244,092	$2,406,058

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,278,748	$748,068
Preferred stock dividends payable	0	25,936
Current portion of notes payable, net of debt discounts of $220,878 and $384,563, and original issue discounts of $106,504 and $91,122, net of current portion	2,862,836	2,227,735
Derivative liability	1,061,476	1,877,546
Liability for common stock to be issued	640,100	902,952
Liability for preferred stock to be issued	3,103,800	882,500
Total current liabilities	8,946,960	6,664,738

Preferred stock	337,500	337,500
Notes payable	350,000	-

TOTAL LIABILITIES	9,634,460	7,002,238

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 1,000,000 shares authorized,
600,000 and 500,000 shares issued and outstanding, respectively	60	50
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 0 and 132,258
shares issued and outstanding, respectively	-	13
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 550,000 shares
issued and outstanding	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares
issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
128,828,942 and 63,237,172 shares issued and outstanding, respectively	12,883	6,324
Additional paid in capital	77,427,977	47,936,049
Deferred compensation	(3,453,027)	(645,964)
Accumulated deficit	(76,378,261)	(51,892,652)
Total stockholders' (deficit)	(2,390,368)	(4,596,180)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$7,244,092	$2,406,058

 The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

REVENUE	$8,340,831	$1,987,312

OPERATING EXPENSES
Payroll, consulting and professional fees	26,640,367	11,209,450
Rent	672,564	310,468
General and administrative	1,382,006	1,013,618
Cost of devices sold	550,000	-
Depreciation and amortization	179,489	770,354
Bad debt expense	3,229,222	1,200,000

Total operating expenses	32,653,648	14,503,890

LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED	(24,312,817)	(12,516,578)
STOCK DIVIDENDS

OTHER INCOME (EXPENSE)
Interest income (expense)	(3,075,633)	(3,005,938)
Impairment of assets	-	(4,046,826)
Gain on change in fair value of derivative liability	3,030,743	3,109,679

Total other income (expense)	(44,890)	(3,943,085)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(24,357,707)	(16,459,663)

Preferred stock dividends	(127,902)	(117,415)

NET (LOSS)	$(24,485,609)	$(16,577,078)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	82,207,894	45,863,349

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.16)	$(0.36)

 The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,357,707)	$(16,577,078)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	172,017	770,354
Non-cash interest	718,937	2,984,685
Impairment loss	-	4,046,826
Gain on change in fair value of derivative	(3,030,743)	(3,109,679)
Preferred stock dividend	127,902	117,415
Amortization of deferred compensation	1,335,450	975,625
Share-based compensation	22,548,665	8,194,457
Allowance for doubtful accounts	3,000,000	1,200,000

Change in operating assets and liabilities:
Prepaid expenses	(269,492)	(358,463)
Accounts receivable	(7,332,220)	(873,688)
Inventory	720,963	(820,963)
Accounts payable and accrued expenses	530,680	318,736
Total adjustments	18,522,159	13,445,305
Net cash used in operating activities	(5,835,548)	(3,131,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	(296,332)	(17,500)
Acquisition of fixed assets	(835,890)	(20,795)
Net cash used in investing activities	(1,132,222)	(38,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including
liability for shares to be issued)	6,229,500	2,061,000
Preferred dividends paid	(101,448)	-
Proceeds received from notes payable	4,188,218	1,681,500
Repayments of notes payable	(3,351,420)	(583,936)
Net cash provided by financing activities	6,964,850	3,158,564

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,920)	(11,504)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	115,645	127,149

CASH AND CASH EQUIVALENTS - END OF YEAR	$112,725	$115,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$3,802,550	$-
Issuance of preferred stock for liability of stock to be issued	$2,269,500	$-
Common stock to be issued for acquisition of intangible asset	$-	$64,750
Derivative liability issued for debt discount	$385,350	$1,681,500

 The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Series A		Series B		Series D		Series E		Series F		Series G				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance - December 31, 2012	100,000	10	-	-	110,000	11	-	-	-	-	-	-	22,961,372	2,297	33,440,848	(1,411,589)	(35,315,574)	(3,283,997)

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-							28,735,000	2,873	3,170,179	-	-	3,173,052

Shares issued under agreements with consultants and employees	-	-	-	-	-	-							10,990,800	1,099	10,928,106	-	-	10,929,205

Shares issued for cash													550,000	55	212,445			212,500

Deferred compensation																(210,000)		(210,000)

Amortization of deferred compensation	-	-	-	-	-	-							-	-	-	975,625	-	975,625

Shares issued to founders	400,000	40	-	-	-	-							-	-	-	-	-	40

Shares issued of Series D Preferred Stock for accrued dividends	-	-	-	-	13,200	1							-	-	150,631	-	-	150,632

Conversion of Series D Preferred Stock for Series E Preferred Stock	-	-	-	-	(123,200	(12	126,280	13										1

Shares issued of Series E Preferred Stock for accrued dividends							3,384	-							33,840			33,840

Net loss for the year ended December 31, 2013		-	-	-	-	-							-	-	-	-	(16,577,078)	(16,577,078)

Balance - December 31, 2013	500,000	$50	-	$-	-	$-	129,664	$13	-	$-	-	$-	63,237,172	$6,324	$47,936,049	$(645,964)	$(51,892,652)	$(4,596,180)

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-							9,400,000	940	4,881,362	-	-	4,882,302

Shares issued under agreements with consultants and employees	-	-	-	-	-	-							34,125,000	3,413	14,390,588		-	14,394,001

Shares issued for cash													0	0	0			0

Deferred compensation																(4,142,513)		(4,142,513)

Amortization of deferred compensation	-	-	-	-	-	-							-	-	-	1,335,450	-	1,335,450

Shares issued to founders	100,000	10	-	-	-	-							-	-	-	-	-	10

Shares issued in settlements	-	-	-	-	0	0							21,446,770	2,145	6,111,958	-	-	6,114,103

Conversion/settlement of Series E Preferred Stock	-	-	-	-	0	0	(132,258)	(13)										(13)

Shares issued of Series E Preferred Stock for accrued dividends							2,594	0							25,935			25,935

Shares issued for note extensions													620,000	62	247,988			248,050

Issuance of warrants for services															3,834,097			3,834,097

Net loss for the year ended December 31, 2014		-	-	-	-	-							-	-	-	-	(24,485,609)	(24,485,609)

Balance - December 31, 2014	600,000	$60	0	$0	0	$0	0	$0	0	$0	0	$0	128,828,942	$12,883	$77,427,977	$(3,453,027)	$(76,378,261)	$(2,390,368)

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1-	ORGANIZATION AND BUSINESS DESCRIPTION

Millennium Healthcare Inc. (the “Company”), was formed in the State of Delaware on July 28, 1994 as Kirlin Holding Corp., changed its name to Zen Holding Corp. in July, 2008 and to Millennium Healthcare, Inc. on June 16, 2011.

The Company launched its medical equipment and device business in 2013. In connection therewith the Company has entered into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test, a heart health test and assessment device, and a medical testing device in the area of breast cancer.

The Company also provides physician practice administration and support with a current focus on physician practices specializing in cardiovascular and vascular procedures and provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $2,923,247 and a stockholders’ deficit of $2,390,368 as of December 31, 2014. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In December 2013, management decided to initiate a strategic change in the business operations of the Company. In connection therewith, management decided to focus its future efforts on the development of its medical device distribution business and to phase out its existing businesses.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Company has performed a review of its material tax positions. During the years ended December 31, 2014 and 2013, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

Revenue Recognition

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Rental Expense

Rental expense is accounted for on the straight line method. Deferred rent payable represents the excess of rent charged to operations over the actual rents paid of $527,000 and $66,000, and is included in accounts payable and accrued expenses in the accompanying December 31, 2014 and 2013, balance sheets, respectively.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of December 31, 2014 and for the years ended December 31, 2014 and 2013, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

December 31, 2014	Coding	Device	Vascular	Corporate	Total

Revenues	$3,596	$6,299,660	$2,037,575	$-	$8,340,831
Operating Expenses	3,773	3,214,329	2,406,878	27,028,668	32,653,648
Other (Income) Loss	-	-	-	44,890	44,890

Assets
Fixed Assets	$-	$739,974	$10,440	$39,536	$789,950
Intangible Assets	-	-	54,833	-	54,833

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

December 31, 2013	Coding	Device	Vascular	Corporate	Total

Revenues	$169,487	$-	$1,817,825	$-	$1,987,312

Operating Expenses	576,064	129,983	2,258,248	11,539,595	14,503,890
Impairment Loss				4,046,826	4,046,826
Other (Income) Loss	-		3,368	(107,109)	(103,741)

Assets
Fixed Assets	$-	$-	$35,693	$62,967	$98,660
Intangible Assets	82,250	-	-	-	82,250

Total Assets	$82,250	$-	$35,693	$62,967	$180,910

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

Reclassifications

Certain amounts included in the December 31, 2013 balance sheet have been reclassified to conform to 2014 presentation.

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

Fixed assets as of December 31, 2014 and 2013 were as follows:

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

	Estimated Useful
	Lives (Years)	December 31,	December 31,
		2014	2013
Computer equipment	5	$53,422	$53,422
Vaso scan equipment		798,601
Software	3	34,180	34,180
Telephone	5	1,400	1,400
Furniture and fixtures	5	125,565	88,275
		1,013,168	177,277
Less: accumulated depreciation		223,218	78,617
Fixed assets, net		$789,950	$98,660

Depreciation expense charged to operations was $172,017 and $144,656 for the years ended December 31, 2014 and 2013, respectively.

NOTE 4-	INTANGIBLE ASSETS (exclusive of goodwill)

Intangible assets as of December 31, 2014 and 2013 were as follows:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2014	2013
Website	3	$-	$3,500
Patents	10	-	335,000
Customer Lists	3	82,250	1,853,450
		82,250	2,191,950
Less: accumulated amortization		(27,417)	(1,503,711)
Less: accumulated impairment, net		-	(605,989)
Intangible assets, net		$54,833	$82,250

Amortization expense charged to operations was $27,417 and $625,698 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5-	ACQUISITION

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 6-	PREFERRED STOCK - SERIES E, SERIES F AND SERIES G

On June 1, 2013, the Company amended the certificate of designation to authorize a Series E Preferred Stock. The Series E Preferred Stock is convertible without consideration into 65 shares of common stock for each preferred share at any time after June 1, 2014 and convert automatically on May 31, 2018, as well as providing for an annual dividend of $0.80 per share per year. Concurrent with the designation of the Series E Preferred Stock, the Company exchanged the 126,280 shares of Series D Preferred Stock into Series E Preferred Stock. Additionally, the Company accrued dividends on the Series E Preferred Stock. The Company issued 3,384 additional shares of Series E Preferred Stock to holders as payment of $33,843 in accrued dividends during the year. Accrued dividends through December 31, 2013 were $25,936. In February 2014, the Company issued 2,594 shares of Series E Preferred Stock to holders as payment of the $25,936 in accrued dividends through December 31, 2013. Accrued dividends for the Series E Preferred Stock through September 30, 2014 were $26,452. In November 2014, the Company entered into a series of settlement agreements with all holders of the Series E Preferred Stock. As a result, a final dividend payment of $75,000 was made, 8,596,770 common shares were issued in conversion and 5,000,000 common shares were issued in settlement. There are no Series E Preferred shares issued or outstanding nor any dividends accrued or payable at December 31, 2014.

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

The Company raised $4,920,000 under a private placement during 2014. As a result, 4,920 shares of Series G are to be issued, which were valued at $1,747,300 and recorded as a liability for stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7-	NOTES PAYABLE

Demand Notes

One of the notes, original amount borrowed of $111,000 bears interest at the rate of 18% per annum. The Company repaid $81,000 of this note through December 31, 2013. The entire balance due of $30,000 is reflected in the current portion of notes payable. This demand note has been fully repaid and satisfied January 2014.

The Company borrowed $210,000 from an entity at various times during 2012. The notes, which do not bear interest, are short-term in nature and are to be repaid upon future financings. The Company was to issue shares of common stock to the lender until the notes were fully repaid, however the parties agreed to have repayment done upon completion of a larger funding to the Company. The Company issued 30,000 shares of common stock to pay $42,000 (value of $1.40 per share) of interest for the remaining outstanding balance due for the life of the notes. In addition, the Company repaid $80,000 during 2012. The remaining balance outstanding as of September 30, 2014 is $130,000. These notes are in settlement negotiations at September 30, 2014 and have been settled and fully satisfied October 2014.

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

DECEMBER 31, 2014 AND 2013

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

The Company entered into a short term $200,000 Promissory Note on September 18, 2014. The note is scheduled to mature with the completion of the Company’s next round of financing under certain terms. Interest on the note is fixed and stated at 20,000 shares of the Company’s restricted common stock.

In October 2014, the Company entered into a short term $250,000 Promissory Note with an individual. The note has a maturity of 30 days and interest on the note is fixed at 175,000 shares of common stock. During October 2014, the Company made a $40,000 payment on the note for an extension of the note’s maturity.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In October 2014, the Company entered into a short term $450,000 Promissory Note with an individual. The note has a maturity of 60 days and interest on the note is fixed at 300,000 shares of common stock. In December 2014 the Company made a $250,000 payment on the note.

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

In December 2014, the Company entered into a short term $205,000 Promissory Note with an entity. The note has a maturity of one year and interest on the note is fixed at 10% per annum.

In December 2014, the Company issued promissory note with a principal amount of $350,000 with 350,000 shares of Common Stock pursuant to a private placement.  The note matures in 36 months and interest on the note is fixed at 12% and provides for regularly scheduled interest payments which shall be made quarterly in arrears.  In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company and a warrant equal to 10% of the aggregate number of shares issued in the offering. The Company accrued fees of $35,000 and 35,000 warrants to the placement agent during 2014.

Promissory Notes - Convertible

The Company and an entity entered into a convertible promissory note on February 7, 2014 for $353,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. On August 11, 2014, the Company issued the note holder 125,000 shares and 75,000 warrants for an extension of the note’s maturity date to August 25, 2014. On September 9, 2014, the Company issued the note holder 495,000 shares for the relinquishment of the warrant and an extension of the note’s maturity date to September 17, 2014. This convertible promissory note has been fully repaid and satisfied September 2014.

The Company and an entity entered into a convertible promissory note on November 10, 2014 for $440,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company and an entity entered into a convertible promissory note on November 10, 2014 for $660,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share.

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

Assigned non-interest bearing notes aggregate $250,000. These notes have been settled and fully satisfied October 2014.

Other short term notes outstanding aggregate $55,000. These notes have been settled and fully satisfied October 2014.

Promissory Notes – Original Issue Discount Convertible

During 2014, The Company issued original issue discount convertible notes (the “OID Notes”) with an aggregate principal amount of $1,235,218 with warrants to acquire up to 823,530 shares of Common Stock at $1.00 per share as described below.  The OID Notes mature in 13 months and were issued at an original issue discount of $185,283.  No regularly scheduled interest payments shall be made on the OID Notes.  The OID Notes may be converted by the investors into the Company’s common stock at the lower of (i) $0.75 or (ii) 80% of the per share price of the Company’s equity securities sold in a future public offering.  The warrants give each investor, for five years from the date of issuance, the right to purchase the Company’s common stock at (i) $1.00 or (ii) 80% the lowest per share price of the Company’s common stock sold by the Company in any future public offering, during the period that the investor’s OID Note is outstanding. The OID Notes and related warrants contain anti-dilution provisions. In addition, the Company agreed to pay to the placement agent a fee of 10% of the gross proceeds received by the Company and a warrant equal to 10% of the aggregate number of shares issuable upon conversion of the Notes at an exercise price equal to 110% of the warrant exercise price. The Company paid fees of $104,935 in cash and 164,706 warrants to the placement agent during 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 6 separate series’ of preferred stock.

December 31, 2014

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Conversion to Common Stock
Series “A" (1)	June 14, 2011	June 2011	600,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	0	$.0001	65:1
Series “F” (5)	December 2, 2013	December 2013	550,000	$.0001	N/A
Series “G” (6)	March 7, 2014	March 2014	0	$.0001	N/A

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 500,000 to the officers of Millennium Healthcare Inc.

(2) Issued to an unrelated third party in conversion of the Line of Credit. There are no shares issued as of December 31, 2014.

(3) Issued to an unrelated third party in conversion of the Series B Preferred Stock and additional funds provided. There are no shares issued as of December 31, 2014.

(4) Issued to an unrelated third party in conversion of the Series D Preferred Stock. Settlement and conversion completed with all shareholders. There are no shares issued as of December 31, 2014.

(5) Issued to investors as part of a private offering.

(6) Issued to investors as part of a private offering.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

During November 2014, the Company entered into a series of settlement agreements with all holders of the Series E Preferred Stock. As a result, a final dividend payment of $75,000 was made, 8,596,770 common shares were issued in conversion and 5,000,000 common shares were issued in settlement. There are no Series E Preferred shares issued or outstanding nor any dividends accrued or payable at December 31, 2014.

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

DECEMBER 31, 2014 AND 2013

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

The Company sold 4,920 units and raised $4,920,000 under a private placement through December 31, 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 4,920 shares of Series G were to be issued, were valued at $1,747.300 and recorded as a liability for stock to be issued.

Common Stock

The Company issued 36,225,000 shares of common stock for consulting and other services during the twelve months ended December 31, 2014.

The Company issued 4,600,000 shares of common stock for settlement and full satisfaction of promissory and demand notes during the nine months ended December 31, 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company issued 13,596,770 shares of common stock for settlement and full conversion of Series E preferred shares during the twelve months ended December 31, 2014.

The Company issued 3,250,000 shares of common stock for settlement and full cancellation of certain warrants during the twelve months ended December 31, 2014.

The Company issued 620,000 shares of common stock for maturity extensions of a convertible promissory note during the twelve months ended December 31, 2014.

The Company raised $7,920,000 under private placements through December 31, 2014. As a result, 7,920,000 shares of common stock were to be issued, in which 550,000 shares were issued during 2013, 7,300,000 shares were issued during 2014 and 70,000 shares valued at $25,900 were recorded as a liability for stock to be issued.

Warrants

During the years ended December 31, 2012 and 2013, the Company issued 9,760,000 warrants at exercise prices ranging from $.50 to $1.00 per share. During the twelve months ending December 31, 2014, the Company settled and cancelled 5,800,000 warrants at exercise prices ranging from $.50 to $1.00 per share. During the twelve months ending December 31, 2014, the Company issued 17,723,236 warrants at exercise prices ranging from $.13 to $3.00 per share. All of the warrants are vested and remain outstanding. The warrants have a weighted average price of $.58.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company agreed to pay the placement agent of a private placement a fee of warrants equal to 10% of the aggregate number of shares issued in the offering. The Company issued 35,000 warrants to the placement agent during 2014.

The Company entered into a warrant settlement and exchange agreement with an existing warrant holder. As a result, the Company issued 3,000,000 warrants with an exercise price of $.16 and cancelled 2,000,000 warrants with exercise prices ranging from $.50 to $1.00 during 2014.

The Company entered into a release agreement with a note and warrant holder. As a result, the Company cancelled 500,000 warrants with exercise prices ranging from $.50 to $1.00 during 2014.

 The Company entered into a settlement agreement with a warrant holder. As a result, the Company cancelled 3,300,000 warrants with exercise price of $.50 during 2014.

The Company used the black-scholes method to value the warrants, with the following inputs: volatility 344.72%; quarterly dividend percentage 0%; and discount rate of 0.95%.

NOTE 8-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2014	December 31, 2013

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	-0.8%
Change in valuation allowance	40.8%	40.8%
Income Tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2014	December 31, 2013

Federal:
Current	$(7,573,000)	$-
Deferred	(1,450,000)	(5,230,783)
State:
Current	-
Deferred		923,079
Change in valuation allowance	9,023,000	6,153,862
Income Tax provision (benefit)	$-0-	$-

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013

Deferred Tax Assets
Net operating losses	$15,599,000	$5,856,000

Deferred Tax Liabilities
Impairment	$1,618,000	$1,618,000
Allowance for doubtful accounts	1,200,000	480,000
	2,818,000	2,098,000

Net deferred tax asset	12,781,000	3,758,000
Less: Valuation allowance	12,781,000	(3,758,000)
	$-	$-

As of December 31, 2014 and 2013, the Company had approximately $49,000,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2011. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total

Cash	$112,725	$-	$-	$112,725

Total assets	$112,725	$-	$-	$112,725

Notes payable, net of debt discount and OID	$-	$-	$3,212,836	$3,212,836

Embedded conversion feature and derivative liability	$-	$-	$1,061,476	$1,061,476

Total liabilities	$-	$-	$4,274,312	$4,274,312

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Cash	$115,645	$-	$-	$115,645

Total assets	$115,645	$-	$-	$115,645

Notes payable, net of debt discount and OID	$-	$-	$2,227,735	$2,227,735

Embedded conversion feature and derivative liability	$-	$-	$1,877,547	$1,877,547

Total liabilities	$-	$-	$4,105,282	$4,105,282

	Year Ended December 31,	Year Ended December 31,
	2014	2013

Total gain/(loss) from revaluation of derivatives included in earnings:	$3,030,743	$3,109,679

The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

We calculated the fair value of the embedded conversion feature and derivative liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $0.14; exercise price $0.16 to $1.00; risk free interest rate 0.95%, term of 5 years; volatility rate of 344.72%; dividend yield of 0%.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The following tables provide reconciliations of beginning and ending balances at December 31, 2014 and December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Notes Payable	Embedded conversion feature and derivative liability	Total

December 31, 2014

Beginning balance	2,227,735	1,877,547	4,105,282
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings	718,937	(3,030,743)	(2,311,806)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	3,617,584	2,214,673	5,832,257
Sales	-	-	-
Settlements	(3,351,420)	-	(3,351,420)
Ending balance	3,212,836	1,061,477	4,274,313

December 31, 2013

Beginning balance	397,404	2,528,317	2,925,721
Transfers into Level 3	201,000	-	201,000
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	(3,109,679)	(3,109,679)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	2,213,267	2,458,909	4,672,176
Sales	-	-	-
Settlements	(583,936)	-	(583,936)
Ending balance	2,227,735	1,877,547	4,105,282

NOTE 10-	COMMITMENTS

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Company is obligated under non-cancelable operating leases which expire through December 31, 2023. The aggregate future obligations under these leases are as follows:

2015	$873,000

2016	$873,000

2017	$852,000

2018	$806,000

2019	$461,000

Thereafter	$642,000

Rental expense charged to operations aggregated $672,565 and $281,500 for the twelve months ended December 31, 2014 and 2013, respectively.

Rental expense is accounted for on the straight-line method.

The excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

Employment Agreements

The Company has entered into employment agreements and has amended employment agreements with additional and existing key management individuals in 2014. The Company has issued stock bonuses which vest over a one to three-year period to certain individuals. The unvested portion is reflected as deferred compensation, with the vested portion expensed as stock based compensation.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 11-	CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

Accounts receivable, net of allowance, from two customers were $4,775,507, which accounted for approximately 92% of the total receivables at December 31, 2014 and from two customers were $826,829, which accounted for approximately 96% of the total receivables at December 31, 2013.

Revenue from one customer was $5,794,212, and from another was $1,800,000, which accounted for approximately 69% and 22% of the total revenues respectively for the twelve months ended December 31, 2014 and revenue from one customer was $900,000 and from another was $900,000, which accounted for approximately 45% and 45% of the total revenues respectively for the twelve months ended December 31, 2013.

NOTE 12-	RELATED PARTY TRANSACTIONS

Commencing in the year ended December 31, 2013 the Company retained an entity wholly owned by Elizabeth Sartorio, the spouse of the Chief Executive Officer of the Company, to furnish support and administrative type consulting services and an entity wholly owned by Kristine Urbano, the spouse of the Chief Financial Officer of the Company, to furnish bookkeeping/accounting support and administrative type consulting services. For the year ending December 31, 2014 consulting expenses related to these services were $150,000 and $37,500, respectively.

NOTE 13-	CONTINGENCIES

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

NOTE 14-	SUBSEQUENT EVENTS

Common Stock

In January 2015, the Company issued 2,000,000 shares of common stock for consulting services.

In February 2015, the Company issued 500,000 shares of common stock for consulting services.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In February 2015, the Company issued 70,000 shares of common stock as a result of a private placement. These shares were previously recorded as a liability for common stock to be issued.

In March 2015, the Company entered into satisfaction, exchange and release agreements with a certain Series F Preferred Stock holders, in which the holders exchanged shares held of the Company’s Series F Preferred Stock for shares of the Company’s common stock totaling 240,000 shares.

In March 2015, the Company issued 3,000,000 shares of common stock for consulting services.

In March 2015, the Company committed to certain actions to amend its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company, par value $0.0001 per share from 200,000,000 shares to 350,000,000 shares.

Preferred Stock

In March 2015, the Company issued 400,000 shares of Series A Preferred Stock to senior management of the Company. Each share of this series preferred has 200 votes in matters where shareholder votes are required. These shares are not convertible and are not transferable and, accordingly, management has attributed a nominal value to these shares.

In March 2015, the Company filed an amendment to its Designation, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock. With this amendment, the holders of Series A Preferred Stock vote together as a single class with common stock holders and any other class or series of shares entitled to vote with the common stock, with the holders of the Series A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

During February and March 2015, the Company entered into satisfaction, exchange and release agreements with certain Series F and Series G Preferred Stock holders, in which the holders exchanged shares held of the Company’s Series F or Series G Preferred Stock for shares of the Company’s common stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Warrants

In April 2015, the Company authorized and approved the issuance of 106,200,000 shares of the Company’s common stock in exchange for 1,560,000 warrants as a result of satisfaction agreements and releases with certain warrant holders. These shares shall be issued upon full and complete execution of the satisfaction agreements and releases with these certain warrant holders.

In April 2015, the Company authorized and approved 60,000,000 warrants at an exercise price of $0.025 for its executive officers and employees.

Promissory Notes

In January 2015, the Company entered into a $220,000 Promissory Note with an individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum.

In January 2015, the Company entered into Promissory Notes totaling $300,000 as a result of private placements. These notes mature in 36 months and interest on the note is fixed at 12% and provides for regularly scheduled interest payments which shall be made quarterly in arrears.  In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company.

In February 2015, the Company entered into a $119,030 Promissory Note with an individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum.

In February 2015, the Company entered into Promissory Notes totaling $142,000 as a result of private placements. These notes mature in 36 months and interest on the note is fixed at 12% and provides for regularly scheduled interest payments which shall be made quarterly in arrears.  In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company and a warrant equal to 10% of the aggregate number of shares issued in the offering.

Employment Agreement

In January 2015 the Company entered into an employment agreement with a key management individual. The Company is to issue a stock bonus which vests over a three-year period. The unvested portion will be reflected as deferred compensation, with the vested portion expensed as stock based compensation.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Commitments

One of the Company’s subsidiaries received an executed purchase order to purchase certain products during December 2014. As a direct result of limited capitalization and funds availability for the procurement of sufficient inventory, this purchase order commitment has not been recorded nor reflected in revenues or related receivables for that period.

In March 2015, the Company, in executing a more virtual model, has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations.

In March 2015, the Company, in executing a more virtual model, has vacated its Garden City, New York offices and is currently relocating to a state of the art, true virtual office environment within Long Island, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations.

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

Management’s Report on Internal Control Over Financial Reporting  .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15(d) -15(f) as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

☐	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

☐	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

☐	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control  over financial reporting as of December 31, 2013 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway  Commission (COSO), in Internal Control-Integrated Framework. Because of the material weakness described below, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective .

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and officers

As of April 10, 2015, the executive officers and directors of the Company were as follows:

Name	Date of Appointment	Positions
Dominick Sartorio	June 7, 2011	Chief Executive Officer, Chairman
Christopher Amandola	June 8, 2011	President and Director
Anthony Urbano	June 6, 2011	Chief Financial Officer and Director
David Perry	April 8, 2014	Chief Operating Officer and Director
Marc Pergament	August 13, 2012	Director

Biographies

The following are brief biographies of the officers and directors:

Dominick Sartorio, Age 49, from 2011 to Present served as Chief Executive Officer of Millennium Healthcare Inc. From 2010 to 2011 Mr. Sartorio served as Chief executive Officer of Millennium Healthcare Solutions Inc. From 2008 until 2010 Mr. Sartorio served as Director of New Business for a Wall Street management consulting firm creating and implementing initiatives for client companies’ worth up to $550 million in annual sales. During this tenure, Mr. Sartorio was placed as acting CEO of a global technology firm, directing the research and development process, patent approval, product launch, and the negotiation of sales agreements. Prior, Mr. Sartorio co-founded a manufacturing and distribution company maintaining global reach in numerous industries such as medical, chemical and emerging technology markets. Mr. Sartorio has attended the Bachelor of Sciences Program at Farmingdale University. He also has earned an Associates in Electronic Engineering from The Wilson Technological Institute and holds various Certificates in Strategic Sales and Marketing.

Christopher Amandola , Age 43 has more than 15 years of professional sales, sales management, senior management and entrepreneurial experience in the medical device arena. From 2011 to Present Mr. Amandola has served as President of Millennium Health Care Inc. From 2010 to 2011, Mr. Amandola served as President at Millennium Health Care Solutions Inc. Prior to joining Millennium Health Care Solutions, Mr. Amandola held territory sales management positions at Smith & Nephew Inc. from 2009 to 2010  Prior, Mr. Amandola has held positions at medical device companies including C.R. Bard Inc., Boston Scientific Corporation and Edwards Lice Sciences Inc. Mr. Amandola has experience and extensive knowledge in fields of Peripheral Vascular, Coronary, Gastroenterology, Wound Care and Infection Control. Mr. Amandola has earned a Bachelor of Arts degree from Western Connecticut State University.

Anthony Urbano , Age 45, has over 18 years of forensic and financial accounting, finance, administration, operational, sales/marketing budgets and projections, advisory and managerial experience in entrepreneurial and high-growth companies. His experience comes from a variety of industries including, manufacturing, distribution, small cap/start-ups, financial markets and financial data reporting, automotive, technology and media/entertainment. From 2011 to Present, Mr. Urbano has served as Chief Financial Officer for Millennium Healthcare Inc. From 2010 to 2011 Mr. Urbano has served as Chief Financial Officer for Millennium Healthcare Solutions Inc. Mr. Urbano has served as Managing Partner for a private management consulting firm specializing in creating and implementing capital raises, refinancing, restructuring and turnaround initiatives from 2008 to 2010. Prior, Mr. Urbano led the finance and administration initiatives for a highly successful manufacturing and distribution company maintaining a global presence in numerous industries such as medical, chemical and emerging technology markets. Mr. Urbano has provided strong executive leadership for companies including the management and direction of cash/profitability forecasting activities, budgeting, implementation of financial reporting structures, financial analyses, evaluation and recommendations of company information systems, sales and marketing initiatives, audit support, infrastructures, traditional and alternative financing, information technology, cost and debt reduction initiatives, restructuring and strategic planning. Mr. Urbano also has extensive experience in managing reporting, compliance and issue resolutions for government and regulatory bodies. He also has executed the planning, design and implementation of complete human resource/employee benefit and retirement initiatives, information technology infrastructures and corporate/commercial risk management. Mr. Urbano has earned a Bachelor of Science degree, Magna Cum Laude, from St. John’s University – College of Business Administration.

David Perry, Age 50, has over twenty years of success within the medical device arena. Starting with large corporations like Johnson& Johnson Inc., Pfizer Medical Technology Inc., and Boston Scientific Inc, Mr. Perry decided to bring his wealth of corporate sales experience to the start up world. He made significant contributions in executing the sale of Fox Hollow Technologies to EV3 Inc, the sale of Microvention to Terumo Inc., and bringing Cardiovascular Systems Inc. to the public market. His vast experience in sales, marketing, and management with the medical device field has translated well in assisting Millennium Health Care in all divisions. From 2012 to Present, Mr. Perry served as President of Millennium Vascular Management Group Inc. From 2009 to 2012, Mr. Perry served as Senior Sales Representative at Angioscore. Mr. Perry served as Executive Sales Representative for Cardiovascular Systems Inc. from 2007 to 2009. Mr. Perry has earned a Bachelor of Arts degree from the University of Maine and a Masters of Business Administration from the University of Maine.

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

Board Meetings

The Board of Directors met one time during the fiscal year of 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2014, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Dominick Sartorio, Christopher Amandola, Anthony Urbano each filed a Form 3 reporting their beneficial ownership of the Company’s common stock late. David Perry and Marc  Pergament didn’t file a Form 3 to report their beneficial ownership of the Company’s common stock.

Item 11.	Executive Compensation

The following table sets forth for the two years ended December 31, 2014 and 2013 the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer and the Company’s other most highly compensated executive officers whose total compensation during the year ended December 31, 2014 and 2013 exceeded $100,000.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Incentive Compensation ($) (1)	Option Awards ($) (2)	Total $
Dominick Sartorio	2014	360,000				360,000
	2013	250,000	0	0	0	250,000
Christopher Amandola	2014	180,000				180,000
	2013	180,000	0	0	0	180,000
Anthony Urbano	2014	220,000				220,000
	2013	180,000	0	0	0	180,000
Edward Joyce	2014	0	0	0	0	0
	2013	53,000	0	0	0	53,000
David Perry	2014	180,000				180,000
	2013	180,000	0	0	0	180,000
Marc Pergament	2014	0	0	0	0	0
	2013	0	0	0	0	0

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

On January 9, 2012, the Company and Mr. Amandola entered into an addendum to the Amandola Employment Agreement pursuant to which, the annual base salary was raised to $180,000.

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

The following table sets forth as of April 10, 2015, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

	Number of Shares Beneficially Owned	Percentage of Outstanding shares owned
Dominick Sartorio	8,000,000	5.94%
Christopher Amandola	8,000,000	5.94%
Anthony Urbano	8,360,000	6.20%
David Perry	2,000,000	1.48%
Marc Pergament	2,250,000	1.67%
All directors and executive officers as a group (5 persons)	28,610,000	21.23%

*Less than 1%

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 10, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 10, 2015 (134,788,942), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director independence and related transactions:

The Company currently does, and may, from time to time, engage, consult, contract or hire family members and/or relations of current officers and/or directors of the Company. Such engagements generally are for specific roles and do not consist of any executive, officer or directorship responsibilities.

Commencing in the year ended December 31, 2013 the Company retained an entity wholly owned by Elizabeth Sartorio, the spouse of the Chief Executive Officer of the Company, to furnish support and administrative type consulting services and an entity wholly owned by Kristine Urbano, the spouse of the Chief Financial Officer of the Company, to furnish bookkeeping/accounting, support and administrative type consulting services. These services do not consist of any executive, officer or directorship responsibilities. For the year ending December 31, 2014 consulting expenses related to these services were $150,000 and $37,500, respectively .

Item 14.	Principal Accounting Fees and Services

We were billed by Paritz & Company PA, an independent registered public accounting firm, for the following professional services they performed for us during fiscal years ended December 31, 2014 and 2013:

	Fiscal year ended December 31,
	2014	2013
Audit fees	$123,400	$53,000
Audit-related fees	5,000	-
Tax fees	4,950	-
All other fees	-	-
Total	$133,350	$53,000

The Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation dated July 27, 1994 (Incorporated by reference to Exhibit 3.1 to Form 10 filed on December 6, 2013)
3.2	Certificate of Correct dated July 28, 1994 (Incorporated by reference to Exhibit 3.2 to Form 10 filed on December 6, 2013)
3.3	Certificate of Amendment of Certificate of Incorporation dated July 11, 2000 (Incorporated by reference to Exhibit 3.3 to Form 10 filed on December 6, 2013)
3.4	Certificate of Amendment of Certificate of Incorporation dated December 18, 2002 (Incorporated by reference to Exhibit 3.4 to Form 10 filed on December 6, 2013)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation dated April 1, 2003 (Incorporated by reference to Exhibit 3.5 to Form 10 filed on December 6, 2013)
3.6	Certificate of Amendment of Certificate of Incorporation dated June 24, 2004 (Incorporated by reference to Exhibit 3.6 to Form 10 filed on December 6, 2013)
3.7	Certificate of Amendment of Certificate of Incorporation dated July 15, 2008 (Incorporated by reference to Exhibit 3.7 to Form 10 filed on December 6, 2013)
3.8	Certificate of Amendment of Certificate of Incorporation dated July 9, 2010 (Incorporated by reference to Exhibit 3.8 to Form 10 filed on December 6, 2013)
3.9	Certificate of Amendment of Certificate of Incorporation dated December 28, 2010 (Incorporated by reference to Exhibit 3.9 to Form 10 filed on December 6, 2013)
3.10	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock dated June 14, 2011 (Incorporated by reference to Exhibit 3.10 to Form 10 filed on December 6, 2013)
3.11	Certificate of Amendment of Certificate of Incorporation dated June 16, 2011 (Incorporated by reference to Exhibit 3.11 to Form 10 filed on December 6, 2013)
3.12	Certificate of Designation, Preferences and Rights of Series E Preferred Stock dated July 25, 2013 (Incorporated by reference to Exhibit 3.12 to Form 10 filed on December 6, 2013)
3.13	By-Laws (Incorporated by reference to Exhibit 3.13 to Form 10 filed on December 6, 2013)
3.14	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series F Preferred Stock dated December 2, 2013 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 5, 2014)
10.1	Distribution and Marketing Services Agreement by and between Millennium Medical Devices LLC and Atossa Genetics Inc. dated April 30, 2013 (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)
10.2	Medical Records Coding Agreement by and between Millennium Coding & Billing Inc. and CDx Diagnostics Inc. dated February 1, 201* (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)
10.3	Master Purchase, Supply and Distribution Agreement by and between Millennium Medical Devices LLC and Heart Smart Inc. dated May 1, 2013* (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)
10.4	Agreement of Lease by and between Treeline 100-400 GCP LLC and Millennium Healthcare, Inc. dated February 29, 2013 (Incorporated by reference to Exhibit 10.4 to Form 10 filed on December 6, 2013)
10.5	Lease Agreement by and between Matrix/AEW NB, LLC and Millennium Healthcare Inc. dated September 11, 2012 (Incorporated by reference to Exhibit 10.5 to Form 10 filed on December 6, 2013)
10.6	Committed Equity Facility Agreement by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.6 to Form 10 filed on December 6, 2013)
10.7	Registration Rights Agreement by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.7 to Form 10 filed on December 6, 2013)
10.8	Securities Purchase Agreement by and between by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.8 to Form 10 filed on December 6, 2013)
10.9	Promissory Note issued to TCA Global Credit Master Fund, L.P. dated August 31, 2012 (Incorporated by reference to Exhibit 10.9 to Form 10 filed on December 6, 2013)
10.10	Security Agreement by and between by and between TCA Global Credit Master Fund, L.P. and Millennium Healthcare, Inc. dated August 31, 2012 (Incorporated by reference to Exhibit 10.10 to Form 10 filed on December 6, 2013)
10.11	Security Agreement by and among TCA Global Credit Master Fund, L.P., Millennium Procomm Solutions, Inc., Millennium Coding & Billing, Inc., Millennium Medical Devices, LLC, Millennium Vascular Management Group, Inc. and Millennium Vascular Management Group of Staten Island, LLC dated August 31, 2012 (Incorporated by reference to Exhibit 10.11 to Form 10 filed on December 6, 2013)
10.12	Guaranty Agreement by and among Millennium Procomm Solutions, Inc., Millennium Coding & Billing, Inc., Millennium Medical Devices, LLC, Millennium Vascular Management Group, Inc. and Millennium Vascular Management Group of Staten Island, LLC for the benefit of TCA Global Credit Master Fund, L.P. dated August 31, 2012 (Incorporated by reference to Exhibit 10.12 to Form 10 filed on December 6, 2013)

10.13	Validity Guaranty made by Dominick Sartorio for the benefit of TCA Global Credit Master Fund, L.P. dated September 20, 2012 (Incorporated by reference to Exhibit 10.13 to Form 10 filed on December 6, 2013)
10.14	Purchase, Supply and Distribution Agreement between Millennium Medical Devices LLC and CDx Diagnostics Inc. dated February 1, 2013* (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)
10.15	Form Warrant Subscription Agreement dated February 2013 (Incorporated by reference to Exhibit 10.15 to Form 10 filed on July 25, 2013)
10.16	Form A Warrant dated February 21, 2013 (Incorporated by reference to Exhibit 10.16 to Form 10 filed on July 25, 2013)
10.17	Form B Warrant dated February 21, 2013 (Incorporated by reference to Exhibit 10.17 to Form 10 filed on July 25, 2013)
10.18	Form Note Subscription Agreement dated February 21, 2013 (Incorporated by reference to Exhibit 10.18 to Form 10 filed on July 25, 2013)
10.19	Form Bridge Note dated February 21, 2013 (Incorporated by reference to Exhibit 10.19 to Form 10 filed on July 25, 2013)

10.20	Form Security Agreement dated February 21, 2013 (Incorporated by reference to Exhibit 10.20 to Form 10 filed on July 25, 2013)

10.21	Form Subscription Agreement dated June 27, 2013 (Incorporated by reference to Exhibit 10.21 to Form 10 filed on July 25, 2013)

10.22	Form Promissory Note dated June 27, 2013 (Incorporated by reference to Exhibit 10.22 to Form 10filed on July 25, 2013)

10.23	Form A Warrant dated June 27, 2013 (Incorporated by reference to Exhibit 10.23 to Form 10 filed on July 25, 2013)

10.24	Form B Warrant dated June 27, 2013 (Incorporated by reference to Exhibit 10.24 to Form 10 filed on July 25, 2013)

10.25	License Agreement between Devonshire Surgical Facility, LLC and Millennium Vascular Management Group Inc. dated June 6, 2013 (Incorporated by reference to Exhibit 10.25 to Form 10 filed on December 6, 2013)

10.26	Employment Agreement between Millennium HealthCare Solutions, Inc. and Christopher Amandola dated June 8, 2011 (Incorporated by reference to Exhibit 10.26 to Form 10 filed on December 6, 2013)

10.27	Employment Agreement between Millennium HealthCare Solutions, Inc. and Dominick Sartorio dated June 7, 2011 (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)

10.28	Employment Agreement between Millennium HealthCare Solutions, Inc. and Anthony Urbano dated June 6, 2011 (Incorporated by reference to Exhibit 10.28 to Form 10 filed on December 6, 2013)

10.29	Addendum to Employment Agreement between Millennium Healthcare Inc. and Christopher Amandola dated January 9, 2012 (Incorporated by reference to Exhibit 10.29 to Form 10 filed on December 6, 2013)

10.30	Addendum to Employment Agreement between Millennium Healthcare Inc. and Dominick Sartorio dated January 9, 2012 (Incorporated by reference to Exhibit 10.30 to Form 10 filed on December 6, 2013)

10.31	Addendum to Employment Agreement between Millennium Healthcare Inc. and Anthony Urbano dated January 9, 2012 (Incorporated by reference to Exhibit 10.31 to Form 10 filed on December 6, 2013)

10.32	Supply and Distribution Agreement between Millennium Healthcare Inc. and eWellness Corporation dated May 24, 2013 (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)

10.34	Asset Purchase Agreement dated November 4, 2013 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 4, 2013)

10.35	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2014)

10.36	the Amended and Restated Purchase, Supply and Distribution Agreement by and between Millennium Medical Devices LLC and CDx Diagnostics Inc. dated October 31, 2013* (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)

10.37	Addendum to Employment Agreement between Millennium Healthcare Inc. and Dominick Sartorio dated January 4, 2013 (Incorporated by reference to Exhibit 10.37 to Form 10 filed on December 12, 2014)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10 filed on July 25, 2013)

16.1	Letter dated November 25, 2013 from KBL, LLP to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to Form 8-K filed on November 26, 2013)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 10 filed on July 25, 2013)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Portions of the exhibits have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennium Healthcare Inc.

Date: April 15, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ Anthony Urbano
Anthony Urbano Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dominick Sartorio	Chief Executive Officer, Chairman	April 15, 2015
Dominick Sartorio
/s/ Christopher Amandola	President and Director	April 15, 2015
Christopher Amandola
/s/ Anthony Urbano	Chief Financial Officer and Director	April 15, 2015
Anthony Urbano

