Form 10-K/A
period 2014-12-31
MILLENNIUM HEALTHCARE INC.
filed 2015-05-15
CIK 1582054

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

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on OTCQB was approximately $22,813,042.

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

Explanatory Note

The purpose of this Amendment No. 1 to Millennium Healthcare Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, filed with the Securities and Exchange Commission on April 16, 2015 (the “Form 10-K”), is solely to (i) revise certain entries on the Consolidated Statements of Operations, (ii) revise certain entries on the Consolidated Statements of Cash Flows, (iii) revise certain entries on Executive Compensation under Item 11, (iv) furnish Exhibit 101 to the Form 10-K and (v) correct certain typos on the cover page and in the notes to the consolidated financial statements. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 15, 2015

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	DECEMBER 31,	DECEMBER 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$112,725	$115,645
Accounts receivable, net of allowance for doubtful accounts of $3,000,000 and $1,200,000 at December 31, 2014 and 2013, respectively	5,193,634	861,414
Inventory	100,000	820,963
Prepaid expenses	617,355	347,863
Total current assets	6,023,714	2,145,885

Fixed assets, net	789,950	98,660

OTHER ASSETS
Security deposits	375,595	79,263
Intangible assets, net	54,833	82,250
Total other assets	430,428	161,513

TOTAL ASSETS	$7,244,092	$2,406,058

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,278,748	$748,068
Preferred stock dividends payable	0	25,936
Current portion of notes payable, net of debt discounts of $220,878 and $384,563, and original issue discounts of $106,504 and $91,122, net of current portion	2,862,836	2,227,735
Derivative liability	1,061,476	1,877,546
Liability for common stock to be issued	640,100	902,952
Liability for preferred stock to be issued	3,103,800	882,500
Total current liabilities	8,946,960	6,664,738

Preferred stock	337,500	337,500
Notes payable	350,000	-

TOTAL LIABILITIES	9,634,460	7,002,238

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 1,000,000 shares authorized,
600,000 and 500,000 shares issued and outstanding, respectively	60	50
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding respectively	-	-
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 0 and 132,258
shares issued and outstanding, respectively	-	13
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 550,000 shares
issued and outstanding	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares
issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
128,828,942 and 63,237,172 shares issued and outstanding, respectively	12,883	6,324
Additional paid in capital	77,427,977	47,936,049
Deferred compensation	(3,453,027)	(645,964)
Accumulated deficit	(76,378,261)	(51,892,652)
Total stockholders' (deficit)	(2,390,368)	(4,596,180)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$7,244,092	$2,406,058

 The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

REVENUE	$8,340,831	$1,987,312

OPERATING EXPENSES
Payroll, consulting and professional fees	26,640,367	11,209,450
Rent	672,564	310,468
General and administrative	1,382,006	1,013,618
Cost of devices sold	550,000	-
Depreciation and amortization	179,489	770,354
Bad debt expense	3,229,222	1,200,000

Total operating expenses	32,653,648	14,503,890

LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED	(24,312,817)	(12,516,578)
STOCK DIVIDENDS

OTHER INCOME (EXPENSE)
Interest income (expense)	(3,075,633)	(3,005,938)
Impairment of assets	-	(4,046,826)
Gain on change in fair value of derivative liability	3,030,743	3,109,679

Total other income (expense)	(44,890)	(3,943,085)

NET (LOSS)	(24,357,707)	(16,459,663)

Preferred stock dividends	(127,902)	(117,415)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,485,609)	$(16,577,078)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	82,207,894	45,863,349

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.16)	$(0.36)

 The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,357,707)	$(16,459,663)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	172,017	770,354
Non-cash interest	718,937	2,984,685
Impairment loss	-	4,046,826
Gain on change in fair value of derivative	(3,030,743)	(3,109,679)
Preferred stock dividend	127,902	117,415
Amortization of deferred compensation	1,335,450	975,625
Share-based compensation	22,548,665	8,194,457
Allowance for doubtful accounts	3,229,222	1,200,000

Change in operating assets and liabilities:
Prepaid expenses	(269,492)	(358,463)
Accounts receivable	(7,561,442)	(873,688)
Inventory	720,963	(820,963)
Accounts payable and accrued expenses	530,680	318,736
Total adjustments	18,522,159	13,445,305
Net cash used in operating activities	(5,835,548)	(3,014,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	(296,332)	(17,500)
Acquisition of fixed assets	(835,890)	(20,795)
Net cash used in investing activities	(1,132,222)	(38,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including
liability for shares to be issued)	6,229,500	2,061,000
Preferred dividends paid	(101,448)	(117,415)
Proceeds received from notes payable	4,188,218	1,681,500
Repayments of notes payable	(3,351,420)	(583,936)
Net cash provided by financing activities	6,964,850	3,041,149

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,920)	(11,504)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	115,645	127,149

CASH AND CASH EQUIVALENTS - END OF YEAR	$112,725	$115,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$3,802,550	$-
Issuance of preferred stock for liability of stock to be issued	$2,269,500	$-
Common stock to be issued for acquisition of intangible asset	$-	$64,750
Derivative liability issued for debt discount	$385,350	$1,681,500

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013

Deferred Tax Assets
Net operating losses	$15,599,000	$5,856,000

Deferred Tax Liabilities
Impairment	$1,618,000	$1,618,000
Allowance for doubtful accounts	1,200,000	480,000
	2,818,000	2,098,000

Net deferred tax asset	12,781,000	3,758,000
Less: Valuation allowance	(12,781,000)	(3,758,000)
	$-	$-

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Incentive Compensation ($) (1)	Option Awards ($) (2)	Total $
Dominick Sartorio	2014	360,000	450,000			810,000
	2013	250,000	0	0	0	250,000
Christopher Amandola	2014	180,000				180,000
	2013	180,000	0	0	0	180,000
Anthony Urbano	2014	220,000	55,000			275,000
	2013	180,000	0	0	0	180,000
Edward Joyce	2014	0	0	0	0	0
	2013	53,000	0	0	0	53,000
David Perry	2014	180,000				180,000
	2013	180,000	0	0	0	180,000
Marc Pergament	2014	0	0	0	0	0
	2013	0	0	0	0	0

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

Millennium Healthcare Inc.

Date: May 15, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Anthony Urbano
Anthony Urbano Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dominick Sartorio	Chief Executive Officer, Chairman	May 15, 2015
Dominick Sartorio
/s/ Christopher Amandola	President and Director	May 15, 2015
Christopher Amandola
/s/ Anthony Urbano	Chief Financial Officer and Director	May 15, 2015
Anthony Urbano

