Form 10-Q
period 2015-03-31
MILLENNIUM HEALTHCARE INC.
filed 2015-05-20
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on May 19, 2015 were 189,890,566.

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$21,811	$112,725
Accounts receivable, net of allowance for doubtful accounts of $3,450,000 and $3,000,000 at March 31, 2105 and December 31, 2014, respectively	5,289,280	5,193,634
Inventory	100,000	100,000
Prepaid expenses	392,640	617,355
Total current assets	5,803,732	6,023,714

Fixed assets, net	790,210	789,950

OTHER ASSETS
Security deposits	378,024	375,595
Intangible assets, net	47,979	54,833
Total other assets	426,003	430,428

TOTAL ASSETS	$7,019,944	$7,244,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,440,494	$1,278,748
Current portion of notes payable, net of debt discounts of $130,957 and $220,878, and original issue discounts of $63,291 and $106,504, respectively	3,271,001	2,862,836
Derivative liability	454,964	1,061,476
Liability for common stock to be issued	1,596,560	640,100
Liability for preferred stock to be issued	3,006,050	3,103,800
Total current liabilities	9,769,069	8,946,960

Preferred stock	337,445	337,500
Notes payable, net of current portion	792,000	350,000

	10,898,514	9,634,460
TOTAL LIABILITIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 600,000 shares issued and outstanding, respectively	100	60
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series E Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 0 and 550,000 shares issued and outstanding, respectively	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 134,638,942 and 128,828,942 shares issued and outstanding, respectively	13,464	12,883
Additional paid in capital	78,189,456	77,427,977
Deferred compensation	(3,375,467)	(3,453,027)
Accumulated deficit	(78,706,123)	(76,378,261)
Total stockholders' deficit	(3,878,570)	(2,390,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,019,944	$7,244,092

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTS	THREE MONTS
	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014

REVENUE	$677,996	$538,446

OPERATING EXPENSES
Payroll, consulting and professional fees	1,945,518	3,517,507
Rent	226,738	78,058
General and administrative	350,038	296,002
Depreciation and amortization	47,188	16,801
Bad debt expense	455,115	-

Total operating expenses	3,024,597	3,908,368

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(2,346,600)	(3,369,922)

OTHER INCOME (EXPENSE)
Interest expense	(587,774)	(459,983)
Gain (loss) on change in fair value of derivative liability	606,512	(4,069,054)

Total other income (expense)	18,738	(4,529,037)

NET (LOSS)	(2,327,862)	(7,898,959)

Preferred stock dividends	-	(26,452)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,327,862)	$(7,925,411)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	132,106,021	68,295,318

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.02)	$(0.12)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,327,862)	$(7,925,411)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	47,188	16,801
Non-cash interest	443,385	384,563
(Gain) loss on change in fair value of derivative	(606,512)	4,069,054
Preferred stock dividend	-	26,452
Amortization of deferred compensation	77,560	426,686
Shares issued and liability for common shares to be issued for services rendered	1,310,560	1,862,185
Allowance for doubtful accounts	455,115	-

Change in assets and liabilities
Decrease (increase) in prepaid expenses	224,715	329,402
(Increase) decrease in accounts receivable	(550,761)	(327,930)
(Increase) decrease in inventory	-	(600,000)
Increase in security deposits	(2,429)	-
Increase in accounts payable and accrued expenses	161,747	246,928
Increase in preferred stock dividends payable	-	751
Total adjustments	1,560,568	6,434,892
Net cash (used in) operating activities	(767,294)	(1,490,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(40,650)	-
Net cash (used in) investing activities	(40,650)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)		1,675,000
Proceeds received from notes payable	831,030	378,000
Repayments of notes payable	(114,000)	(659,108)
Net cash provided by financing activities	717,030	1,393,892

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,914)	(96,627)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	112,725	115,645

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,811	$19,018

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$1,811,450
Issuance of preferred stock for liability of stock to be issued	$-	$1,473,250
Valuation of warrants for prepaid services	$-	$91,934

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

NOTE 1-	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

Millennium Healthcare Inc. (the “Company”), was formed in the State of Delaware on July 28, 1994 as Kirlin Holding Corp., changed its name to Zen Holding Corp. in July, 2008 and to Millennium Healthcare, Inc. on June 16, 2011.

The Company currently launched its medical equipment and device business. In connection therewith the Company has entered into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test, a heart health test and assessment device, and a medical testing device in the area of breast cancer.

The Company also provides physician practice administration and support with a current focus on physician practices specializing in cardiovascular and vascular procedures and provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $3,965,337 and a stockholders’ deficit of $3,878,570 as of March 31, 2015. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of March 31, 2015 and for the three months ended March 31, 2015 and 2014, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

March 31, 2015	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$-	$168,015	$509,981	$-	$677,996

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	5,17 2	272,658	192,241	2,507,338	2,977,409
Depreciation and Amortization	-	31,856	8,990	6,342	47,188
Other (Income) Expense	-	-	-	(18,738)	(18,738)

Assets
Fixed Assets	$-	$712,898	$12,850	$64,462	$790,210
Intangible Assets	-	-	47,979	-	47,979

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

March 31, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$2,298	$34,323	$501,825	$-	$538,446

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	1,857	31,776	289,813	3,568,121	3,891,567
Depreciation and Amortization	-	-	8,990	7,811	16,801
Other (Income) Expense	-		-	4,529,037	4,529,037

Assets
Fixed Assets	$-	$-	$33,557	$55,157	$88,714
Intangible Assets	-	-	75,396	-	75,396

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect in 2015 and 2014, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 2-	PREFERRED STOCK - SERIES F AND SERIES G

 .

During 2015, the Company entered into Satisfaction Agreements and Releases with various Series F holders in which 700,000 shares in the aggregate of Series F preferred stock were surrendered and exchanged for 2,840,000 shares in the aggregate of the Company’s common stock. Further, 240,000 of these common shares were issued and 2,600,000 shares valued at $390,000 were recorded as a liability for common stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

During 2015, the Company entered into a Satisfaction Agreement and Release with a Series G holder in which 75 shares of Series G preferred stock were surrendered and exchanged for 300,000 shares of the Company’s common stock. These common shares have all been issued.

NOTE 3-	NOTES PAYABLE, PREFERRED AND COMMON STOCK, AND WARRANTS

Promissory Notes

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

In December 2014, the Company issued a promissory note with a principal amount of $350,000 with 350,000 shares of Common Stock pursuant to a private placement.  The note matures in 36 months and interest on the note is fixed at 12% and provides for regularly scheduled interest payments which shall be made quarterly in arrears.  In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company and a warrant equal to 10% of the aggregate number of shares issued in the offering. The Company accrued fees of $35,000 and 35,000 warrants to the placement agent during 2014. The Company paid the accrued fees of $35,000 to the placement agent during February 2015.

In January 2015, the Company issued a promissory note with a principal amount of $300,000 with 300,000 shares of Common Stock to be issued pursuant to a private placement. The note mature in 36 months and interest on the note is fixed at 12% and provides for regularly scheduled interest payments which shall be made quarterly in arrears.  In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company. The Company paid $30,000 to the placement agent during February 2015.

In January 2015, the Company entered into a $220,000 Promissory Note with an individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum.

In February and March 2015, the Company entered into a $119,030 Promissory Note and a $50,000 Promissory Note, respectively, with an individual. The notes have a maturity of one year and interest on the notes is fixed at 10% per annum.

In February 2015, the Company entered into Promissory Notes totaling $142,000 as a result of private placements. These notes mature in 36 months and interest on the note is fixed at 12% and provides for regularly scheduled interest payments which shall be made quarterly in arrears.  In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company and a warrant equal to 10% of the aggregate number of shares issued in the offering. The Company paid fees of $14,200 in cash and 14,200 warrants to the placement agent during 2015.

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

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 6 separate series of preferred stock.

March 31, 2015

Preferred Stock	Authorized Date	Issue Date	Number of Shares Issued/Outstanding	Par Value	Conversion to Common Stock
Series “A" (1)	June 14, 2011	June 2011	1,000,000	$.0001	N/A
Series “B" (2)	October 2011	October 2011	0	$.0001	1.50:1
Series “D” (3)	March 30, 2012	April 2012	0	$.0001	30:1
Series “E” (4)	June 1, 2013	June 2013	0	$.0001	65:1
Series “F” (5)	December 2, 2013	December 2013	0	$.0001	N/A
Series “G” (6)	March 7, 2014	March 2014	0	$.0001	N/A

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 900,000 to the officers of Millennium Healthcare Inc.

(2) Issued to an unrelated third party in conversion of the Line of Credit. There are no shares issued and outstanding as of March 31, 2015.

(3) Issued to an unrelated third party in conversion of the Series B Preferred Stock and additional funds provided. There are no shares issued and outstanding as of March 31, 2015.

(4) Issued to an unrelated third party in conversion of the Series D Preferred Stock. Settlement and conversion completed with all shareholders. There are no shares issued and outstanding as of March 31, 2015.

(5) Issued to investors as part of a private offering. There are no shares issued and outstanding as of March 31, 2015.

(6) Issued to investors as part of a private offering. There are no shares issued and outstanding as of March 31, 2015.

On December 19, 2013, the Company increased their authorized preferred stock from 5,000,000 shares to 15,000,000 shares.

Series A Preferred Stock. These shares are non-convertible, and have super voting rights of 200 to 1 versus the Common Stock. In June 2011, 100,000 shares of Series A Preferred Stock were issued to the principal owners of Millennium Healthcare Solutions Inc. upon the acquisition of the net assets of that company. In January 2012, the Company issued 100,000 shares, in December 2013, the Company issued 300,000 shares, in July 2014 the Company issued 100,000 shares and in March 2015 the Company issued 400,000 shares of Series A Preferred Stock to senior management of the Company. Each share of this preferred has 200 votes in matters where shareholder votes are required. These shares are not convertible and are not transferable and, accordingly, management has attributed a nominal value to these shares.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

During November 2014, the Company entered into a series of settlement agreements with all holders of the Series E Preferred Stock. As a result, a final dividend payment of $75,000 was made, 8,596,770 common shares were issued in conversion and 5,000,000 common shares were issued in settlement. There are no Series E Preferred shares issued or outstanding nor any dividends accrued or payable at March 31, 2015.

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

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

During 2015, the Company entered into Satisfaction Agreements and Releases with various Series F holders in which 700,000 shares in the aggregate of Series F preferred stock were surrendered and exchanged for 2,840,000 shares in the aggregate of the Company’s common stock. Further, 240,000 of these common shares were issued and 2,600,000 shares valued at $390,000 were recorded as a liability for common stock to be issued.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

The Company sold 4,920 units and raised $4,920,000 under a private placement through December 31, 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 4,920 shares of Series G were to be issued, were valued at $1,747.300 and recorded as a liability for stock to be issued.

During 2015, the Company entered into a Satisfaction Agreement and Release with a Series G holder in which 75 shares of Series G preferred stock were surrendered and exchanged for 300,000 shares of the Company’s common stock. These common shares have all been issued.

Common Stock

The Company issued 5,500,000 shares of common stock for consulting and other services during the three months ended March 31, 2015.

The Company issued 70,000 shares of common stock as a result of a prior private placement. These shares were previously recorded as a liability for common stock to be issued.

The Company entered into satisfaction, exchange and release agreements with certain Preferred Stock holders, in which the holders exchanged respective shares held of the Company’s Preferred Stock for shares of the Company’s common stock totaling 240,000 shares during the three months ended March 31, 2015.

The has Company committed to certain actions to amend its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company, par value $0.0001 per share from 200,000,000 shares to 350,000,000 shares.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

The Company agreed to pay the placement agent of a private placement a fee of warrants equal to 10% of the aggregate number of shares issued in the offering. The Company issued 14,200 warrants to the placement agent during 2015.

As of March 31, 2015 there were 21,697,436 warrants outstanding.

The Company used the black-scholes method to value the warrants, with the following inputs: volatility 367.58%; quarterly dividend percentage 0%; and discount rate of 0.95%.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

NOTE 4-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended March 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	-0.8%
Change in valuation allowance	40.8%	40.8%
Income Tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

Federal:
Current	$-	$-
Deferred	(791,000)	(2,685,000)
State:
Current
Deferred	(140,000)	(474,000)
Change in valuation allowance	931,000	3,159,000
Income Tax provision (benefit)	$-	$-

As of March 31, 2015, the Company had approximately $50,000,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

MARCH 31, 2015 AND 2014 (UNAUDITED)

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2010. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 5-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total

Cash	$21,811	$-	$-	$21,811

Total assets	$21,811	$-	$-	$21,811

Notes payable, net of debt discount and OID	$-	$-	$4,063,001	$4,063,001

Embedded conversion feature and derivative liability	$-	$-	$454,964	$454,964

Total liabilities	$-	$-	$4,517,965	$4,517,965

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total

Cash	$19,018	$-	$-	$19,018

Total assets	$19,018	$-	$-	$19,018

Notes payable, net of debt discount and OID	$-	$-	$1,946,627	$1,946,627

Embedded conversion feature and derivative liability	$-	$-	$5,946,601	$5,946,601

Total liabilities	$-	$-	$7,893,228	$7,893,228

	For the Three Months Ending	For the Three Months Ending
	2015	2014

Total gain/(loss) from revaluation of derivatives included in earnings:	$606,512	$(4,069,054)

The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

We calculated the fair value of the embedded conversion feature and derivative liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $0.06; exercise price $0.16 to $1.00; risk free interest rate 0.95%, term of 5 years; volatility rate of 367.58%; dividend yield of 0%.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

The following tables provide reconciliations of beginning and ending balances at March 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Notes Payable	Embedded conversion feature and derivative liability	Total

March 31, 2015

Beginning balance	3,212,836	1,061,476	4,274,312
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	(606,512)	(606,512)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	964,165	-	964,165
Sales	-	-	-
Settlements	(114,000)	-	(114,000)
Ending balance	4,063,001	454,964	4,517,965

NOTE 6-	COMMITMENTS

In April 2014, the Company entered into a five year two month lease agreement in New York City, New York for executive offices of the Company, which requires an annual payment of approximately $283,000 for the first year and increases 3% per year subsequent thereto. In addition, the Company must pay any increases in real estate taxes over the base year, as defined. Rent commenced July 1, 2014 and the Company paid a security deposit of $259,402. The Company is currently engaged in legal proceedings with the landlord in New York regarding certain leased space the Company had previously occupied. The company is currently in ongoing negotiations to settle such legal actions.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

In April 2014, the Company entered into a five year lease agreement in Boynton Beach, Florida for the development of a new 30,000 square foot facility which will be used to manage inventory and distribution for the Company’s regional operations and house local management and training facilities. The lease provides for first year rent of approximately $103,000 plus operating expenses of approximately $98,000 plus annual increases. Rent commenced May 13, 2014 and the Company paid a security deposit of $36,099. The Company is currently engaged in legal proceedings with the landlord in Florida regarding certain leased space the Company had previously occupied. The company is currently in ongoing negotiations to settle such legal actions.

In March 2015, the Company has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. The lease is a month to month operating agreement and provides for the following logistics and warehousing fees: $15 per incoming new pallet handling, $17 per pallet monthly storage and $1.67 logistics fee per unit sold. The Company is responsible for all shipping costs.

The Company is obligated under non-cancelable operating leases which expire through December 31, 2023. The aggregate future obligations under these leases are as follows:

2016	$873,000

2017	$852,000

2018	$806,000

2019	$461,000

2020	$214,000

Thereafter	$428,000

Rental expense charged to operations aggregated $226,738 and $78,058 for the three months ended March 31, 2015 and 2014, respectively.

Rental expense is accounted for on the straight-line method.

The excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

NOTE 7-	CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

Accounts receivable, net of allowance, from two customers were $4,815,796, which accounted for approximately 92% of the total receivables at March 31, 2015 and from two customers were $4,775,507, which accounted for approximately 92% of the total receivables at December 31, 2014.

Revenue from one customer was $64,290 and from another was $450,000, which accounted for approximately 10% and 66% of the total revenues respectively for the three months ended March 31, 2015 and revenue from one customer was $450,000, which accounted for approximately 84% of the total revenues for the three months ended March 31, 2014.

NOTE 8-	CONTINGENCIES

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

The Company is currently engaged in several ongoing legal proceedings with certain landlords in New York, New Jersey and Florida regarding certain leased space the Company had previously occupied. The Company has made the decision to move to a virtual model for its Florida inventory warehousing and fulfillment, and has relocated its New York corporate offices. The company is currently in ongoing negotiations to settle such legal actions.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

The Company is currently in ongoing litigation to settle certain claims regarding compensation with one of its suppliers. The Company is currently in ongoing negotiations to settle such legal actions.

NOTE 9-	SUBSEQUENT EVENTS

Common Stock

In April and May 2015, the Company is to issue 378,000 shares of common stock as a result of private placements. These shares have been valued at $19,620 and were recorded as a liability for common stock to be issued.

In April 2015, the Company authorized and approved the return and cancellation of an aggregate of 24,000,000 shares of common stock held by certain officers and directors of the Company and the issuance of three-year warrants to purchase in the aggregate 30,000,000 shares of common stock to these certain officers and directors.

In April 2015, the Company issued 1,000,000 shares of common stock for consulting services.

In April 2015, the Company issued 650,000 shares of common stock as a result of private placements. These shares were previously recorded as a liability for common stock to be issued.

In April 2015, the Company issued 300,000 shares of common stock as a result of a promissory note.

In April 2015, the Company issued 2,000,000 shares of common stock as a result of entering into settlement agreements.

During April and May 2015, the Company issued 53,151,624 shares of common stock as a result of a series of satisfaction agreements and releases with various holders of the Company’s warrants.

In May 2015, the Company filed a certificate of amendment with the Secretary of State of Delaware to increase the authorized amount of common stock to 350,000,000 shares. This increase in authorized common shares has been approved the holders of a majority of the voting power of the Company’s common stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

Preferred Stock

In April and May 2015, the Company is to issue 378 shares of Series G preferred stock as a result of private placements. These shares have been valued at $358,380 and were recorded as a liability for preferred stock to be issued.

Warrants

In April 2015, the Company entered into a series of satisfaction agreements and releases with various holders of the Company’s warrants, pursuant to which holders exchanged warrants to purchase an aggregate of 3,560,000 shares of the Company’s common stock for an aggregate of 237,200,000 shares of the Company’s common stock. Upon exchange, such warrants will be void and of no further force or effect. In addition, certain holders are subject to a blocker that limits them, at all times, to 4.99% ownership of the outstanding common stock of the Company upon conversion. According to the terms of these agreements, the Company will issue the shares of common stock in excess of this ownership limitation upon receipt of notice from the holder that such shares may be issued without causing the holder to exceed the ownership limitation.

In April 2015, the Company authorized and approved 60,000,000 warrants at an exercise price of $0.025 for its executive officers and employees.

In April 2015, the Company authorized and approved the return and cancellation of an aggregate of 24,000,000 shares of common stock held by certain officers and directors of the Company and the issuance of three-year warrants to purchase in the aggregate 30,000,000 shares of common stock to these certain officers and directors. The warrants may be exercised on a cashless basis and contain other customary terms.

Promissory Notes

In May 2015, the Company entered into a $160,000 Promissory Note with an entity. The note has a maturity date of January 29, 2016 and interest on the note is fixed at 10% per annum.

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

Current Operations and Recent Developments

The Company is currently rolling out its medical equipment and device business. This business focuses on strategic alliances and partnerships with medical device companies that provide innovative medical devices that utilize cutting edge technology, are cost effective, and FDA cleared. Devices the Company elects to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. All of the products that the Company distributes have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes. As the Company continues to rollout and grow this business, it continues to capitalize on secured network selling agreements with US based healthcare organization for the use of its medical devices within these organizations’ managed locations. The Company continues to work to fulfill these secured agreements during rollout, focusing on delivering the best possible customer service and support to its valued partners.

The Company anticipates meeting challenges and continued growth through fiscal 2015.  The Company intends to support its established distribution channels as well as introduce new sales partnerships throughout the coming year.  In addition to increasing sales of existing product offerings, the Company intends to research, develop and introduce new products, technologies and services to its customers.

The Company is at the very beginning of its growth cycle and like many emerging growth companies, it faces challenges.  These challenges range from the need for additional growth capital and qualified personnel, to managing market expectations, and supporting product inventory as demand increases.  The Company believes that as it meets and overcomes these various challenges, increased opportunities for growth can be realized.

During the first half of 2015 the Company, in executing a more virtual model, has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. In continuing the model, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations.

The Company will continue with the placement and support of product through existing networks and channels during the first half of 2015, establishing a core foundation and penetration for existing products, with the anticipation of building upon that foundation during the second half of 2015, focusing on the evaluation, implementation and placement of new products through new distribution channels, partners and strategic alliances.

The Company is re-focusing and streamlining its physician practice administration and support business. This business offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. This group assists the physician and his practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient.

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

Stock-Based Compensation:

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

For the three months ended March 31, 2015, the Company had total revenue of $677,996 as compared to revenue of $538,446 for the three months ended March 31, 2014. Revenue increased by $139,550 or 25.9% over prior period due to the distribution and placement of medical devices within contracted networks. 2015 revenue consisted of $450,000 in revenue from physician practice administration and support, $-0- in revenue from medical coding and billing, $59,981 in call answering and emergency dispatch services performed and $168,015 in revenues from the distribution and placement of medical devices.

For the three months ended March 31, 2014, the Company had total revenue of $538,446. 2014 revenue consisted of $450,000 in revenue from physician practice administration and support, $2,298 in revenue from medical coding and billing, $51,825 in revenue from call answering and emergency dispatch services performed and $34,323 in revenues from the distribution and placement of medical devices. The changes in our operating expenses from March 31, 2015 to March 31, 2014 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $1,945,518 for the three months ended March 31, 2015 compared to $3,517,507 for the three months ended March 31, 2014, a decrease of $1,571,989 or 44.7%. The decrease is primarily attributed to a decrease in the value of common stock issued for professional services of $1,155,193 from $2,697,170 to $1,541,977, due to the reduced issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts and the reduced issuance of shares through employment agreements. Additionally, professional fees decreased $377,647 to $227,602 from $605,249 in 2014 resulting from reduced and one-time consulting fees related to the launching of the medical device business, investor and public relations initiatives and capital raising efforts. Payroll and related tax expenses for the three months ended March 31, 2015 remained relatively the same period to period at $143,439 compared to $145,325 for the three months ended March 31, 2014. Legal and accounting fees combined for the three months ended March 31, 2015 decreased $37,263 to $32,500 compared to $69,763 for the three months ended March 31, 2014 due to the Company utilizing additional legal and accounting services in 2014 for support required with the launch of the device business and for SEC compliance for certain reporting requirements.

Rent

Rent expense for the three months ended March 31, 2015 was $226,738 compared to $78,058 for the three months ended March 31, 2014, an increase of $148,680 or 190.5%. The increase was the result of the expenses related to the corporate headquarters in Garden City, New York and related escalations, expenses related to new executive office space obtained in New York, New York, expenses related to new office/warehouse space in Boynton Beach, Florida and additional usage days for physician practice management services. The Company, in executing a more virtual model, has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. Additionally, in continuing this virtual model, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations. Although the Company is currently engaged in ongoing negotiations to settle certain legal proceedings with certain landlords, the Company anticipates a material reduction in rent through 2015.

General and administrative

General and administrative expenses aggregated $350,038 for the three months ended March 31, 2015 compared to $296,002 for the three months ended March 31, 2014, an increase of $54,037 or 18.3%. The increase is primarily attributable to $58,310 in insurance expense for the three months ended March 31, 2015 compared to $36,630 for the three months ended March 31, 2014, an increase of $21,680 or 59.2%. The increase was primarily due to expanding coverages for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $72,626 in telephone and telecommunication expense for the three months ended March 31, 2015 compared to $19,133 for the three months ended March 31, 2014, an increase of $53,493 or 279.6%. These costs increased primarily due to expenses for voice, data, software and hosting usage along with related cloud, dashboard, portal access, datacenter and polling development/maintenance and expansion of infrastructure for device business; $29,397 in travel, entertainment, meals and related expenses for the three months ended March 31, 2015 compared to $26,262 for the three months ended March 31, 2014, an increase of $3,135 or 11.9%, The increase is due to the further development of the medical device business and an increase in the Company’s capital raise and investor and public relations efforts; and $189,709 in medical supplies, office and information technology expense for the three months ended March 31, 2015 compared to $213,977 for the three months ended March 31, 2014, a decrease of $24,268 or 11.3%. These costs remained relatively the same period to period as the Company maintained its physician practice management division and the purchase of medical supplies for that business and maintained levels of office and related technology expenses for its offices.

Cost of devices

Cost of devices for the three months ended March 31, 2015 aggregated $-0- and had no change from $-0- or 0.0% from the three months ended March 31, 2014. This is primarily due to the Company focusing on customer and product service, support and logistics for previously placed devices with existing secured networks during the first half of fiscal 2015. Additionally, the Company has received an executed purchase order to purchase certain products and as a direct result of limited capitalization and funds availability for the procurement of sufficient inventory, this purchase order commitment has not been recorded nor reflected in revenues or related receivables for that period.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2015 aggregated $47,188 and increased $30,387 from $16,801 or 180.9% from the three months ended March 31, 2014 primarily due to the acquisition of certain fixed assets and the re-class of certain devices for distribution formerly recorded in inventory.

Other income (expense)

Net other income (expense) was $18,738 for the three months ended March 31, 2015 compared to ($4,529,037) for the three months ended March 31, 2014, an increase of $4,547,775. This decrease in expense is primarily attributable to the fair value adjustment related to the derivative liability of $4,675,566 offset by an increase in interest expense of $127,791 for the three months ended March 31, 2015.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the three months ended March 31, 2015 was ($2,327,862) compared to the net loss of ($7,925,411) for the three months ended March 31, 2014. The Company had a loss per weighted common share outstanding of ($0.02) for the three months ended March 31, 2015 compared to ($0.12) for the three months ended March 31, 2014.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and maintaining our physician practice administration business and the rollout and of our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2014 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $5,970,000 through private placements and $3,893,218 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. During 2015, we were successful in raising net proceeds of $831,030 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
Net cash used in operating activities	(767,294)	$(1,490,519)
Net cash used in investing activities	(40,650)	-
Net cash provided by financing activities	717,030	1,393,892
Net (decrease) in cash	(90,914)	$(96,627)

Cash flows for the three months ended March 31, 2015 compared to March 31, 2014: For the three months ended March 31, 2015, we incurred a net loss of $2,327,862. Net cash used in operating activities was $767,294, net cash used in investing activities was $40,650 and net cash provided by financing activities was $717,030. For the three months ended March 31, 2014, we incurred a net loss of $7,925,411. Net cash used in operating activities was $1,490,519, net cash used in investing activities was $-0- and net cash provided by financing activities was $1,393,892.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

Category	March 31, 2015	March 31, 2014
Current assets	5,803,732	2,727,049
Current liabilities	9,769,069	12,199,376
Working capital (deficit)	$(3,965,337)	$(9,472,347)

As of March 31, 2015, the Company had a working capital deficit of $3,965,337, compared to $9,472,347 at March 31, 2014, or a decrease in working capital deficit of $5,507,010. For 2015, current assets increased by $3,076,683 primarily due to an increase of $2,793 in cash, an increase of $4,099,936 in accounts receivable related to our practice management services and the launch of our medical device business, a decrease in inventory of $1,320,963 related to the purchase and placement of medical devices as well as a re-class of certain devices to fixed assets previously recorded as inventory and a net increase in prepaid expenses of $294,916 primarily related to compensation as a result of certain consulting agreements and deposits for new locations. Current liabilities decreased $2,430,307 primarily related to an increase of $1,317,910 in liability for stock to be issued, decrease in the change of fair value of the derivative liability related to the warrants issued with notes payable in 2014 of $5,491,637 and an increase of $445,498 in accounts payable and accrued expense, along with an increase in current portion of notes payable of $1,324,374. In addition, non-current portion of notes payable increased $792,000 and a decrease of $55 in Series F preferred shares, which have been classified as a liability, as a result of being settled and exchanged for common shares and further retired.

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

Our revenue generating activities during 2015 continue to improve as the physician practice management services business is re-focused and continues to progress along with the rollout of our medical device distribution business, as we strategically continue to place our medical devices for distribution into the marketplace and begin a focus on product support and customer service for our valued partners. The Company has secured several network selling agreements with US based healthcare organizations for the use of certain medical devices we are distributing. Strategic rollout and placement of these devices continues, with fulfillment and support for these initial networks under contract a primary focus. The Company will continue with the placement and support of product through existing networks and channels during the first half of 2015, establishing a core foundation and penetration for existing products, with the anticipation of building upon that foundation during the second half of 2015, focusing on the evaluation, implementation and placement of new products through new distribution channels, partners and strategic alliances.

The Company also continues its capital raising efforts during 2015 with increased exposure and awareness through more formalized investor and public relations, roadshows and the engaging of professional firms.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During January 2015, the Company issued 2,000,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

During February 2015, the Company issued 3,500,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

During February 2015, the Company issued 70,000 shares of common stock through a previous private placement. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

During March 2015, the Company issued 240,000 shares of common stock as a result of entering into a satisfaction, exchange and release agreement with a certain Preferred Stock holder, in which the holder exchanged shares held of the Company’s Preferred Stock for shares of the Company’s common stock. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM HEALTHCARE INC.

DATE: May 20, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: May 20, 2015	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

