Form 10-Q/A
period 2015-03-31
MILLENNIUM HEALTHCARE INC.
filed 2015-05-29
CIK 1582054

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

Explanatory Note

The purpose of this Amendment No. 1 to Millennium Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 20, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

MILLENNIUM HEALTHCARE INC.

DATE: May 29, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chief Executive Officer

DATE: May 29, 2015	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer