Form 10-Q
period 2015-06-30
MILLENNIUM HEALTHCARE INC.
filed 2015-08-19
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Millennium Healthcare Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-55009	11-3229358
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

68 South Service Rd. Suite 100, Melville, NY 11747

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

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on July 31, 2015 were 289,646,164.

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$16,578	$112,725
Accounts receivable, net of allowance for doubtful accounts of $8,450,000 and $3,000,000 at June 30, 2105 and December 31, 2014, respectively	306,600	5,193,634
Inventory	100,000	100,000
Prepaid expenses	131,685	617,355
Total current assets	554,863	6,023,714

Fixed assets, net	751,638	789,950

OTHER ASSETS
Security deposits	378,024	375,595
Intangible assets, net	41,125	54,833
Total other assets	419,149	430,428

TOTAL ASSETS	$1,725,650	$7,244,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,425,278	$1,278,748
Current portion of notes payable, net of debt discounts of $36,959 and $220,878, and original issue discounts of $18,118 and $106,504, respectively	3,981,141	2,862,836
Derivative liability	40,234	1,061,476
Liability for common stock to be issued	14,165,314	640,100
Liability for preferred stock to be issued	441,680	3,103,800
Total current liabilities	22,053,647	8,946,960

Preferred stock	337,445	337,500
Notes payable, net of current portion	142,000	350,000

TOTAL LIABILITIES	22,533,092	9,634,460

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 600,000 shares issued and outstanding, respectively	100	60
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series E Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 0 and 550,000 shares issued and outstanding, respectively	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 350,000,000 and 200,000,000 shares authorized, respectively 271,689,241 and 128,828,942 shares issued and outstanding, respectively	27,169	12,883
Additional paid in capital	83,594,871	77,427,977
Deferred compensation	(8,413,410)	(3,453,027)
Accumulated deficit	(96,016,172)	(76,378,261)
Total stockholders' deficit	(20,807,442)	(2,390,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,725,650	$7,244,092

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2015	JUNE 30, 2014	JUNE 30, 2015	JUNE 30, 2014

REVENUE	$783,550	$1,060,562	$105,554	$522,116

OPERATING EXPENSES
Payroll, consulting and professional fees	12,323,681	7,820,297	10,378,163	4,302,790
Rent	470,629	182,106	243,891	104,048
General and administrative	653,961	637,775	303,923	341,773
Depreciation and amortization	92,614	33,602	45,426	16,801
Bad debt expense	5,455,115	-	5,000,000	-

Total operating expenses	18,996,000	8,673,780	15,971,403	4,765,412

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(18,212,450)	(7,613,218)	(15,865,849)	(4,243,296)

OTHER INCOME (EXPENSE)
Interest expense	(2,446,704)	(465,280)	(1,858,930)	(5,297)
Gain (loss) on change in fair value of derivative liability	4,051,985	(1,127,784)	3,445,473	2,941,270

Total other income (expense)	1,605,281	(1,593,064)	1,586,543	2,935,973

NET (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(16,607,169)	(9,206,282)	(14,279,306)	(1,307,323)

Preferred stock dividends	-	(52,903)	-	(26,451)

NET (LOSS)	$(16,607,169)	$(9,259,185)	$(14,279,306)	$(1,333,774)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	161,555,778	71,421,743	190,977,392	73,372,450

NET (LOSS) PER SHARE - BASIC & DILUTED	$(0.10)	$(0.13)	$(0.07)	$(0.02)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2015	JUNE 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,607,169)	$(9,259,185)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,614	33,602
Non-cash interest	272,305	384,563
(Gain) loss on change in fair value of derivative	(4,051,985)	1,127,784
Preferred stock dividend	-	52,903
Amortization of deferred compensation	1,681,254	729,188
Share based compensation	9,985,422	5,437,415
Provisions for doubtful accounts	5,455,115	-

Change in operating assets and liabilities
Prepaid expenses	485,670	239,856
Accounts receivable	(568,080)	(655,231)
Inventory	-	(627,638)
Accounts payable and accrued expenses	2,146,530	(6,250)
Preferred stock dividends payable	-	516
Total adjustments	15,498,845	6,716,708
Net cash used in operating activities	(1,108,324)	(2,542,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	(2,429)	(295,501)
Acquisition of fixed assets	(40,594)	-
Net cash used in investing activities	(43,023)	(295,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	417,200	4,212,562
Proceeds received from notes payable	1,142,000	915,801
Repayments of notes payable	(504,000)	(1,883,420)
Net cash provided by financing activities	1,055,200	3,244,943

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,147)	406,965

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	112,725	115,645

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,578	$522,610

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$88,413
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$3,457,409	$303,000
Cancellation of preferred stock for liability of stock to be issued, net	$2,269,500	$-
Derivative liability issued for debt discount	$-	$233,321
Deferred compensation paid through issuance of common stock and liability to issue common stock		$1,088,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

NOTE 1-	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

Millennium Healthcare Inc. (the “Company”), was formed in the State of Delaware on July 28, 1994 as Kirlin Holding Corp., changed its name to Zen Holding Corp. in July, 2008 and to Millennium Healthcare, Inc. on June 16, 2011.

The Company has currently launched its medical equipment and device business. In connection therewith the Company has entered into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test, a heart health test and assessment device, and a medical testing device in the area of breast cancer.

The Company also provides physician practice administration and support with a current focus on physician practices specializing in cardiovascular and vascular procedures and provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch.

During June 2015, the Company’s Chief Executive Officer resigned and the Company appointed a new Chief Executive Officer and member of the Board of Directors. These appointments became effective June 15, 2015.

During June 2015, two Board of Directors of the Company resigned in order to allow for the future appointment of additional industry leadership and expertise. The resignations became effective June 15, 2015.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $21,498,784 and a stockholders’ deficit of $20,807,442 as of June 30, 2015. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of June 30, 2015 and for the six months ended June 30, 2015 and 2014, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

June 30, 2015	Coding	Device	Vascular	Corporate	Total
Segmented Operating Revenues	$-	$214,790	$568,760	$-	$783,550
Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	5,229	3,545,628	2,774,955	12,577,574	18,903,386
Depreciation and Amortization	-	63,712	15,896	13,006	92,614
Other (Income) Expense	-	-	3,218	(1,608,499)	(1,605,281)
Assets
Fixed Assets	$-	$681,040	$12,800	$57,798	$751,638
Intangible Assets	-	-	41,125	-	41,125

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

June 30, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$2,298	$54,599	$1,003,665	$-	$1,060,562

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	3,843	125,920	591,977	7,918,438	8,640,178
Depreciation and Amortization	-	-	17,980	15,622	33,602
Other (Income) Expense	-	-	-	1,593,064	1,593,064

Assets
Fixed Assets	$-	$-	$31,421	$47,346	$78,767
Intangible Assets	-	-	68,542	-	68,542

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

NOTE 2-	PREFERRED STOCK - SERIES F AND SERIES G

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

In June 2015, the Company entered into a unified Satisfaction Agreement and Release with various Series F and Series G holders in which 2,300,000 shares in the aggregate of Series F preferred stock and 4,775 shares in the aggregate of Series G preferred stock were surrendered and exchanged for shares of the Company’s common stock. The terms of the Agreement call for a 10,500,000 block of common shares at settlement and for common stock “true-up” blocks issuable under certain terms over 36 months until the common stock issued has reached a total realized cash value of $18,000,000. As a result, 10,500,000 shares of common stock for the initial block were valued at $420,000 and recorded as a liability for stock to be issued and 100,000,000 shares of common stock in reserve were valued at $4,000,000 and also recorded as a liability for stock to be issued.

NOTE 3-	NOTES PAYABLE, PREFERRED AND COMMON STOCK, AND WARRANTS

Promissory Notes

The Company entered into a short term $200,000 Promissory Note on September 18, 2014. The note is scheduled to mature with the completion of the Company’s next round of financing under certain terms. Interest on the note is fixed and stated at 20,000 shares of the Company’s restricted common stock. In May 2015 the note was settled for a cash and common stock combination totaling $350,000. The cash portion is for a total of $90,000 payable under certain terms. The stock portion is for 5,000,000 unrestricted common shares at settlement and for a common stock “true-up” issuable under certain terms until the combined total of cash repaid and common stock issued has reach a total value of $350,000. In June 2015 the cash portion of the settled note has been repaid and the remaining unissued common stock portion of the settled note has been valued at $260,000 and recorded as a liability for common stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

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

In October 2014, the Company entered into a short term $40,000 Promissory Note with an individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum. In May 2015, the note and any accrued interest was settled for 22,000,000 unrestricted shares of common stock. As of June 30, 2015 these common shares have all been issued.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

In January 2015, the Company entered into a $220,000 Promissory Note with an individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum.

In February 2015, the Company entered into a $170,000 Promissory Note with an individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum. In May 2015 the holder issued a notice of default to the Company and certain default provisions of the note were triggered. In June 2015 the holder further issued an extension letter to the Company extending the defaulted note to June 30, 2015. The Company is currently in negotiations with the holder and a third party to have the note purchased and assigned.

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

Promissory Notes - Convertible

The Company and an entity entered into a convertible promissory note on November 10, 2014 for $440,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. In May 2015, the Company received a notice of default from the holder. The notice demanded acceleration of repayment. The Company does not believe the note is in default and is currently in negotiations with the holder and a third party to have the note purchased and assigned.

The Company and an entity entered into a convertible promissory note on November 10, 2014 for $660,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. In June 2015, the Company received a notice of default from the holder. The notice demanded acceleration of repayment. The Company is addressing the default, and is currently in negotiations with the holder and a third party to have the note purchased and assigned.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

Promissory Notes – Original Issue Discount Convertible

During 2014, The Company issued original issue discount convertible notes (the “OID Notes”) with an aggregate principal amount of $1,235,218 with warrants to acquire up to 823,530 shares of Common Stock at $1.00 per share as described below.  The OID Notes mature in 13 months and were issued at an original issue discount of $185,283.  No regularly scheduled interest payments shall be made on the OID Notes.  The OID Notes may be converted by the investors into the Company’s common stock at the lower of (i) $0.75 or (ii) 80% of the per share price of the Company’s equity securities sold in a future public offering.  The warrants give each investor, for five years from the date of issuance, the right to purchase the Company’s common stock at (i) $1.00 or (ii) 80% of the lowest per share price of the Company’s common stock sold by the Company in any future public offering, during the period that the investor’s OID Note is outstanding. The OID Notes and related warrants contain anti-dilution provisions. In addition, the Company agreed to pay to the placement agent a fee of 10% of the gross proceeds received by the Company and a warrant equal to 10% of the aggregate number of shares issuable upon conversion of the Notes at an exercise price equal to 110% of the warrant exercise price. The Company paid fees of $104,935 in cash and 164,706 warrants to the placement agent during 2014. The Company is currently in negotiations with the holders and a third party to have the notes purchased and assigned.

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 6 separate series of preferred stock.

June 30, 2015

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

JUNE 30, 2015 AND 2014 (UNAUDITED)

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 900,000 to the officers of Millennium Healthcare Inc.

(2) Issued to an unrelated third party in conversion of the Line of Credit. There are no shares issued and outstanding as of June 30, 2015.

(3) Issued to an unrelated third party in conversion of the Series B Preferred Stock and additional funds provided. There are no shares issued and outstanding as of June 30, 2015.

(4) Issued to an unrelated third party in conversion of the Series D Preferred Stock. Settlement and conversion completed with all shareholders. There are no shares issued and outstanding as of June 30, 2015.

(5) Issued to investors as part of a private offering. There are no shares issued and outstanding as of June 30, 2015.

(6) Issued to investors as part of a private offering. There are no shares issued and outstanding as of June 30, 2015.

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

JUNE 30, 2015 AND 2014 (UNAUDITED)

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

During November 2014, the Company entered into a series of settlement agreements with all holders of the Series E Preferred Stock. As a result, a final dividend payment of $75,000 was made, 8,596,770 common shares were issued in conversion and 5,000,000 common shares were issued in settlement. There are no Series E Preferred shares issued or outstanding nor any dividends accrued or payable at June 30, 2015.

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

JUNE 30, 2015 AND 2014 (UNAUDITED)

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

The Company sold 4,920 units and raised $4,920,000 under a private placement through December 31, 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 4,920 shares of Series G were to be issued, were valued at $1,747,300 and recorded as a liability for stock to be issued.

The Company sold 418 units and raised $418,000 under a private placement through June 30, 2015. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 418 shares of Series G were to be issued, were valued at $397,580 and recorded as a liability for stock to be issued.

During 2015, the Company entered into a Satisfaction Agreement and Release with a Series G holder in which 75 shares of Series G preferred stock were surrendered and exchanged for 300,000 shares of the Company’s common stock. These common shares have all been issued.

In June 2015, the Company entered into a unified Satisfaction Agreement and Release with various Series F and Series G holders in which 2,300,000 shares in the aggregate of Series F preferred stock and 4,775 shares in the aggregate of Series G preferred stock were surrendered and exchanged for shares of the Company’s common stock. The terms of the Agreement call for a 10,500,000 block of common shares at settlement and for common stock “true-up” blocks issuable under certain terms over 36 months until the common stock issued has reached a total realized cash value of $18,000,000. As a result, 10,500,000 shares of common stock for the initial block were valued at $420,000 and recorded as a liability for stock to be issued and 100,000,000 shares of common stock in reserve were valued at $4,000,000 and also recorded as a liability for stock to be issued.

Common Stock

The Company issued 6,500,000 shares of common stock for consulting and other services during the six months ended June 30, 2015.

The Company issued 720,000 shares of common stock as a result of a prior private placement. These shares were previously recorded as a liability for common stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

The Company entered into satisfaction, exchange and release agreements with certain Preferred Stock holders, in which the holders exchanged respective shares held of the Company’s Preferred Stock for shares of the Company’s common stock totaling 240,000 shares during the six months ended June 30, 2015.

The Company entered into satisfaction and release agreements with certain warrant holders, in which the holders exchanged respective warrants held for shares of the Company’s common stock totaling 111,100,299 shares during the six months ended June 30, 2015.

The Company entered into satisfaction and release agreements with certain note holders, in which the holders exchanged respective promissory notes held for shares of the Company’s common stock totaling 22,300,000 shares during the six months ended June 30, 2015.

The Company entered into settlement and release agreements with certain placement agents in which the agents received shares of the Company’s common stock totaling 2,000,000 shares as full settlement for any disputes during the six months ended June 30, 2015.

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

In April 2015, the Company filed a certificate of amendment with the Secretary of State of Delaware to increase the authorized amount of common stock to 350,000,000 shares. This increase in authorized common shares has been approved by the holders of a majority of the voting power of the Company’s common stock.

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

JUNE 30, 2015 AND 2014 (UNAUDITED)

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

The Company authorized and approved 12,000,000 warrants, with an exercise price of $0.25, for its executive officers during 2014.

The Company entered into a warrant settlement and exchange agreement with an existing warrant holder. As a result, the Company issued 3,000,000 warrants with an exercise price of $.16 and cancelled 2,000,000 warrants with exercise prices ranging from $.50 to $1.00 during 2014.

The Company entered into release agreements with two note and warrant holders. As a result, the Company cancelled 2,500,000 warrants with exercise prices ranging from $.50 to $1.00 during 2014.

The Company entered into a settlement agreement with a warrant holder. As a result, the Company cancelled 3,300,000 warrants with exercise price of $.50 during 2014.

The Company agreed to pay the placement agent of a private placement a fee of warrants equal to 10% of the aggregate number of shares issued in the offering. The Company issued 14,200 warrants to the placement agent during 2015.

The Company authorized and approved 60,000,000 warrants at an exercise price of $0.025 for its executive officers and employees during 2015.

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

The Company entered into a series of satisfaction agreements and releases with various holders of the Company’s warrants during 2015, pursuant to which holders exchanged warrants to purchase an aggregate of 1,560,000 shares of the Company’s common stock with exercise prices ranging from $.50 to $1.00 for an aggregate of 222,450,000 shares of the Company’s common stock. Upon exchange, such warrants will be void and of no further force or effect. In addition, certain holders are subject to a blocker that limits them, at all times, to 4.99% ownership of the outstanding common stock of the Company upon conversion. According to the terms of these agreements, the Company will issue the shares of common stock in excess of this ownership limitation upon receipt of notice from the holder that such shares may be issued without causing the holder to exceed the ownership limitation.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

As of June 30, 2015 there were 77,602,436 warrants outstanding.

The Company used the black-scholes method to value the warrants, with the following inputs: volatility 399.53%; quarterly dividend percentage 0%; and discount rate of 0.95%.

NOTE 4-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended June 30, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	-0.8%
Change in valuation allowance	40.8%	40.8%
Income Tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014

Federal:
Current	$-	$-
Deferred	(6,677,000)	(3,202,000)
State:
Current
Deferred	(1,178,000)	(556,000)
Change in valuation allowance	7,855,000	3,758,000
Income Tax provision (benefit)	$-	$-

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

As of June 30, 2015, the Company had approximately $66,000,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

JUNE 30, 2015 AND 2014 (UNAUDITED)

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total

Cash	$16,578	$-	$-	$16,578

Total assets	$16,578	$-	$-	$16,578

Notes payable, net of debt discount and OID	$-	$-	$4,123,141	$4,123,141

Embedded conversion feature and derivative liability	$-	$-	$40,234	$40,234

Total liabilities	$-	$-	$4,163,375	$4,163,375

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total

Cash	$522,610	$-	$-	$522,610

Total assets	$522,610	$-	$-	$522,610

Notes payable, net of debt discount and OID	$-	$-	$1,259,679	$1,259,679

Embedded conversion feature and derivative liability	$-	$-	$3,238,651	$3,238,651

Total liabilities	$-	$-	$4,498,330	$4,498,330

	For the Six Months Ended	For the Six Months Ended
	2015	2014

Total gain/(loss) from revaluation of derivatives included in earnings:	$4,051,985	$(1,127,784)

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

We calculated the fair value of the embedded conversion feature and derivative liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $0.01; exercise price $0.16 to $1.00; risk free interest rate 0.95%, term of 5 years; volatility rate of 399.53%; dividend yield of 0%.

The following tables provide reconciliations of beginning and ending balances at June 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Notes Payable	Embedded conversion feature and derivative liability	Total

June 30, 2015

Beginning balance	3,212,836	1,061,476	4,274,312
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	(4,051,985)	(4,051,985)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	1,414,305	-	1,414,305
Sales	-	-	-
Settlements	(504,000)	3,030,743	2,526,743
Ending balance	4,123,141	40,234	4,163,375

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

NOTE 6-	COMMITMENTS

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

Rental expense charged to operations aggregated $470,629 and $182,106 for the six months ended June 30, 2015 and 2014, respectively.

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

In January 2015 the Company entered into an employment agreement with a key management individual. The Company is to issue a stock bonus which vests over a three-year period. The unvested portion will be reflected as deferred compensation, with the vested portion expensed as stock based compensation. The individual is no longer employed by the Company and any deferred compensation has been fully amortized.

In June 2015 the Company entered into an employment agreement with a key management individual. As a result of this agreement, the Company is to issue equity compensation to that individual. The unvested portion will be reflected as deferred compensation, with the vested portion expensed as stock based compensation over a five-year period.

In June 2015 the Company entered into an employment agreement with a key management individual. As a result of this agreement, the Company is to issue equity compensation to that individual. The unvested portion will be reflected as deferred compensation, with the vested portion expensed as stock based compensation over a five-year period.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

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

Revenue from one customer was $71,790 and from another was $450,000, which accounted for approximately 9% and 57% of the total revenues respectively for the six months ended June 30, 2015 and revenue from one customer was $900,000, which accounted for approximately 85% of the total revenues for the six months ended June 30, 2014.

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

JUNE 30, 2015 AND 2014 (UNAUDITED)

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

Commitments

In July 2015 the Company entered into an Asset Purchase Agreement and successfully completed the acquisition of HealthPath, LLC and its WellPath System, which is a Health Information Exchange (HIE) system that can electronically move clinical information among different healthcare information systems while maintaining the meaning of the information being exchanged.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

In July 2015 the Company entered and executed an exclusive Letter of Intent (LOI) to acquire the MedX Group, a Healthcare Information Technology (HIT) company, which offers an integrated suite of products which allow healthcare providers to share information across healthcare ecosystems.

Common Stock

As a result of the Company entering into a series of satisfaction agreements and releases with various holders of the Company’s warrants during 2015, certain holders are subject to a blocker that limits them, at all times, to 4.99% ownership of the outstanding common stock of the Company upon conversion. According to the terms of these agreements, the Company will issue the shares of common stock in excess of this ownership limitation upon receipt of notice from the holder that such shares may be issued without causing the holder to exceed the ownership limitation. During July 2015, the Company issued 17,806,923 shares of common stock in accordance with those terms.

In July, 2015, the Company committed to certain actions to amend its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company, par value $0.0001 per share from 350,000,000 shares to 950,000,000 shares. This increase in authorized common shares has been approved by the holders of a majority of the voting power of the Company’s common stock.

Warrants

As a result of the Company entering into certain promissory note assignment agreements during July 2015, the Company entered into various amendment agreements with these former note holders for their existing warrants. As a result, the Company amended 482,353 warrants in the aggregate to an exercise price of $.10 along with certain other restated terms and amendments to the original agreements.

Promissory Notes – Original Issue Discount Convertible

On June 26, 2015, the Company sold 18% Convertible Promissory Notes in the principal amount of $560,000 (“Notes”) pursuant to a Securities Purchase Agreement (the “SPA”) for an aggregate of $500,000 to an accredited investor (“Holder”). The purchase is to occur in three tranches with the first tranche of $200,000 as the initial funding and closing, the second tranche of $250,000 being funded and closed on the one month anniversary, and the third tranche of $50,000 being funded and closed on the two month anniversary, provided there is no event of default and certain other equity conditions are met. The closing and funding of the first tranche occurred July 3, 2015.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (UNAUDITED)

The Notes mature in 12 months and accrues interest at a rate of 18% per annum.  No regularly scheduled interest payments shall be made on the Notes. At any time upon 10 days written notice to the Holder, the Company may prepay the principal amount of the Note and any accrued and unpaid interest in amount equal to the sum of the outstanding principal amount and interest multiplied by 120%. The Notes may be converted by the investors into the Company’s common stock at a conversion price equal $0.02 or 60% of the lowest daily VWAP (as defined in the SPA) of the Company’s common stock. The Notes contain limitations on the Holder’s ability to convert the Notes in the event such conversion causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, which may be increased to 9.99% upon 61 days’ prior notice to the Company by the Holder.

Additionally, during July 2015, the Holder acquired certain promissory notes previously issued by the Company from other note holders in the aggregate principal amount of $911,765.10 and exchanged these notes for certain 18% Convertible Promissory Notes (“Exchange Notes”) of the Company pursuant to certain Exchange Agreements (“Exchange Agreements”).

The Exchange Notes mature in 12 months and accrues interest at a rate of 18% per annum. No regularly scheduled interest payments shall be made on the Exchange Notes. At any time upon 10 days written notice to the Holder, the Company may prepay the principal amount of the Exchange Note and any accrued and unpaid interest in amount equal to the sum of the outstanding principal amount and interest multiplied by 120%. The Exchange Notes may be converted by the investors into the Company’s common stock at a conversion price equal $0.02 or 60% of the lowest daily VWAP (as defined in the Exchange Agreement) of the Company’s common stock. The Exchange Notes contain limitations on the Holder’s ability to convert the Exchange Notes in the event such conversion causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, which may be increased to 9.99% upon 61 days’ prior notice to the Company by the Holder.

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

The Company will continue with the placement and support of product through existing networks and channels during the first half of 2015, establishing a core foundation and penetration for existing products, with the anticipation of building upon that foundation and further enhancing and expanding upon products offered and networks serviced during the second half of 2015, focusing on the evaluation, implementation and placement of new products through new distribution channels, partners and strategic alliances. As the Company looks forward to this growth and expansion, and the further execution of an enhanced model, the Company has appointed a new Chief Executive Officer in June 2015 and appointed of a new President in August 2015. Additionally, during June 2015, two Board of Directors of the Company stepped down and resigned in order to allow for the future appointment of additional industry leadership and expertise. The addition of new executive leadership is anticipated to provide the Company with healthcare industry leadership experience as well as extensive executive management experience in transforming the Company from a distributor of medical devices to a technology-based company. This endeavor includes acquiring companies that can immediately contribute to this process.

In connection with this transformation, the Company has already begun to gain traction and is well under way with completing its first two acquisitions under new executive management. In July 2015, the Company entered into an Asset Purchase Agreement and successfully completed the acquisition of HealthPath, LLC and its WellPath System, which is a Health Information Exchange (HIE) system that can electronically move clinical information among different healthcare information systems while maintaining the meaning of the information being exchanged.

Further in July 2015, the Company entered and executed an exclusive Letter of Intent (LOI) to acquire the MedX Group, a Healthcare Information Technology (HIT) company, which offers an integrated suite of products which allow healthcare providers to share information across healthcare ecosystems.

The Company is re-focusing its efforts and streamlining its physician practice administration and support business. This business offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. This group assists the physician and his practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient. As the Company focuses on becoming a healthcare technology-based company, it begins to pull away from allocating resources and the further development of this business.

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

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

For the six months ended June 30, 2015, the Company had total revenue of $783,550 as compared to revenue of $1,060,562 for the six months ended June 30, 2014. Revenue decreased by $277,012 or 26.1% over prior period due to the Company supporting its existing, established distribution channels as well as researching new products, technologies and services. Additionally, new executive management is focusing on transforming the Company from a distributor of medical devices to a healthcare technology-based company. The Company is also further streamlining its physician practice administration and support business. 2015 revenue consisted of $450,000 in revenue from physician practice administration and support, $-0- in revenue from medical coding and billing, $118,760 in call answering and emergency dispatch services performed and $214,790 in revenues from the distribution and placement of medical devices.

For the six months ended June 30, 2014, the Company had total revenue of $1,060,562. 2014 revenue consisted of $900,000 in revenue from physician practice administration and support, $2,298 in revenue from medical coding and billing, $103,665 in revenue from call answering and emergency dispatch services performed and $54,599 in revenues from the distribution and placement of medical devices. The changes in our operating expenses from June 30, 2015 to June 30, 2014 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $12,323,681 for the six months ended June 30, 2015 compared to $7,820,297 for the six months ended June 30, 2014, an increase of $4,503,384 or 57.6%. The increase is primarily attributed to an increase in the value of common stock issued in connection with various settlements as well as for professional services of $4,053,474 from $5,954,494 to $10,007,968, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts and the issuance of shares through various settlement agreements with former warrant holders, note holders and others. Additionally, professional fees increased $513,781 to $1,855,660 from $1,341,880 in 2014 resulting from fees related to the re-focusing of the Company’s business in 2015, including business professionals, investor and public relations initiatives and capital raising efforts. Payroll and related tax expenses for the six months ended June 30, 2015 increased $45,759 to $335,583 compared to $289,824 for the six months ended June 30, 2014. This increase is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location and the resulting settlements with former employees. Legal and accounting fees combined for the six months ended June 30, 2015 had a net decreased of $109,629 to $124,470 compared to $234,099 for the six months ended June 30, 2014 due to the Company utilizing additional legal and accounting services in 2014 for support required with the launch of the device business and for SEC compliance for certain reporting requirements.

Rent

Rent expense for the six months ended June 30, 2015 was $470,629 compared to $182,106 for the six months ended June 30, 2014, an increase of $288,523 or 158.4%. The increase was the result of the expenses related to the corporate headquarters in Garden City, New York and related escalations, expenses related to new executive office space obtained in New York, New York, expenses related to new office/warehouse space in Boynton Beach, Florida and additional usage days for physician practice management services. The Company, in executing a more virtual model, has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. Additionally, in continuing this virtual model, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations. Although the Company is currently engaged in ongoing negotiations to settle certain legal proceedings with certain landlords, the Company anticipates a material reduction in rent through 2015.

General and administrative

General and administrative expenses aggregated $653,961 for the six months ended June 30, 2015 compared to $637,775 for the six months ended June 30, 2014, an increase of $16,186 or 2.5%. The increase is primarily attributable to $110,607 in insurance expense for the six months ended June 30, 2015 compared to $106,952 for the six months ended June 30, 2014, an increase of $3,655 or 3.4%. The increase was primarily due to expanding coverages for our device division as well as physician practice management division for vascular services, increased overall business policy coverage and rate increases; $127,971 in telephone and telecommunication expense for the six months ended June 30, 2015 compared to $34,385 for the six months ended June 30, 2014, an increase of $93,586 or 272.2%. These costs increased primarily due to expenses for voice, data, software and hosting usage along with related cloud, dashboard, portal access, datacenter and polling development/maintenance and expansion of infrastructure for the device business; $46,136 in travel, entertainment, meals and related expenses for the six months ended June 30, 2015 compared to $57,147 for the six months ended June 30, 2014, a decrease of $11,011 or 19.3%, The decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location; and $369,248 in medical supplies, office and information technology expense for the six months ended June 30, 2015 compared to $439,290 for the six months ended June 30, 2014, a decrease of $70,042 or 15.9%. These costs remained relatively the same period to period as the Company maintained its physician practice management division and the purchase of medical supplies for that business and maintained levels of office and related technology expenses for its offices with related decreases primarily due to the ceasing of operations and the vacating of the Boynton Beach, FL location.

Cost of devices

Cost of devices for the six months ended June 30, 2015 aggregated $-0- and had no change from $-0- or 0.0% from the six months ended June 30, 2014. This is primarily due to the Company focusing on customer and product service, support and logistics for previously placed devices with existing secured networks during the first half of fiscal 2015. Additionally, the Company has received an executed purchase order to purchase certain products and as a direct result of limited capitalization and funds availability for the procurement of sufficient inventory, this purchase order commitment has not been recorded nor reflected in revenues or related receivables for that period. Also, as the Company has appointed new executive management, the Company is transitioning under their direction from a distributor of medical devices to a healthcare technology-based company, which will include the research and discovery of merger and acquisition candidates that can immediately contribute to this process.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2015 aggregated $92,614 and increased $59,012 from $33,602 or 175.6% from the six months ended June 30, 2014 primarily due to the acquisition of certain fixed assets and the re-class of certain devices for distribution formerly recorded in inventory.

Other income (expense)

Net other income (expense) was $1,605,281 for the six months ended June 30, 2015 compared to ($1,593,064) for the six months ended June 30, 2014, an increase of $3,198,345. This decrease in expense is primarily attributable to the fair value adjustment related to the derivative liability of $5,179,769 offset by an increase in interest expense of $1,981,424 for the six months ended June 30, 2015.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the six months ended June 30, 2015 was ($16,607,169) compared to the net loss of ($9,259,185) for the six months ended June 30, 2014. The Company had a loss per weighted common share outstanding of ($0.10) for the six months ended June 30, 2015 compared to ($0.13) for the six months ended June 30, 2014.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

For the three months ended June 30, 2015, the Company had total revenue of $105,554 as compared to revenue of $522,116 for the three months ended June 30, 2014. Revenue decreased by $416,562 or 79.8% over prior period primarily due to the re-focusing and streamlining of the physician practice administration and support business. 2015 revenue consisted of $-0- in revenue from physician practice administration and support, $-0- in revenue from medical coding and billing, $58,779 in call answering and emergency dispatch services performed and $46,775 in revenues from the distribution and placement of medical devices.

For the three months ended June 30, 2014, the Company had total revenue of $522,116. 2014 revenue consisted of $450,000 in revenue from physician practice administration and support, $-0- in revenue from medical coding and billing, $51,840 in revenue from call answering and emergency dispatch services performed and $20,276 in revenues from the distribution and placement of medical devices. The changes in our operating expenses from June 30, 2015 to June 30, 2014 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $10,378,163 for the three months ended June 30, 2015 compared to $4,302,790 for the three months ended June 30, 2014, an increase of $6,075,373 or 141.2%. The increase is primarily attributed to an increase in the value of common stock issued in connection with various settlements as well as for professional services of $5,208,667 from $3,257,324 to $8,465,991, due to the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts and the issuance of shares through various settlement agreements with former warrant holders, note holders and others. Additionally, professional fees increased $891,427 to $1,628,058 from $736,631 in 2014 resulting from to the re-focusing of the Company’s business in 2015, including business professionals, investor and public relations initiatives and capital raising efforts. Payroll and related tax expenses for the three months ended June 30, 2015 increased $47,644 to $192,143 compared to $144,499 for the three months ended June 30, 2014. This increase is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location and the resulting settlements with former employees. Legal and accounting fees combined for the three months ended June 30, 2015 had a net decreased of $72,366 to $91,970 compared to $164,336 for the three months ended June 30, 2014 due to the Company utilizing additional legal and accounting services in 2014 for support required with the launch of the device business and for SEC compliance for certain reporting requirements.

Rent

Rent expense for the three months ended June 30, 2015 was $243,891 compared to $104,048 for the three months ended June 30, 2014, an increase of $139,843 or 134.4%. The increase was the result of the expenses related to the corporate headquarters in Garden City, New York and related escalations, expenses related to new executive office space obtained in New York, New York, expenses related to new office/warehouse space in Boynton Beach, Florida and additional usage days for physician practice management services. The Company, in executing a more virtual model, has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. Additionally, in continuing this virtual model, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations. Although the Company is currently engaged in ongoing negotiations to settle certain legal proceedings with certain landlords, the Company anticipates a material reduction in rent through 2015.

General and administrative

General and administrative expenses aggregated $303,923 for the three months ended June 30, 2015 compared to $341,773 for the three months ended June 30, 2014, a decrease of $37,850 or 11.1%. The decrease is primarily attributable to $52,297 in insurance expense for the three months ended June 30, 2015 compared to $70,322 for the three months ended June 30, 2014, a decrease of $18,025 or 25.6%. The decrease was primarily due to reducing coverages for our device division as well as physician practice management division for vascular services as a result of the ceasing of operations and the vacating of the Boynton Beach, FL location and the streamlining of the physician practice management business; $55,345 in telephone and telecommunication expense for the three months ended June 30, 2015 compared to $15,252 for the three months ended June 30, 2014, an increase of $40,093 or 262.9%. These costs increased primarily due to expenses for voice, data, software and hosting usage along with related cloud, dashboard, portal access, datacenter and polling development/maintenance and expansion of infrastructure for device business; $16,742 in travel, entertainment, meals and related expenses for the three months ended June 30, 2015 compared to $30,885 for the three months ended June 30, 2014, a decrease of $14,143 or 45.8%. The decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location; and $179,539 in medical supplies, office and information technology expense for the three months ended June 30, 2015 compared to $225,314 for the three months ended June 30, 2014, a decrease of $45,775 or 20.3%. These costs remained relatively the same period to period as the Company maintained its physician practice management division and the purchase of medical supplies for that business and maintained levels of office and related technology expenses for its offices with related decreases primarily due to the ceasing of operations and the vacating of the Boynton Beach, FL location.

Cost of devices

Cost of devices for the three months ended June 30, 2015 aggregated $-0- and had no change from $-0- or 0.0% from the three months ended June 30, 2014. This is primarily due to the Company focusing on customer and product service, support and logistics for previously placed devices with existing secured networks during the first half of fiscal 2015. Additionally, the Company has received an executed purchase order to purchase certain products and as a direct result of limited capitalization and funds availability for the procurement of sufficient inventory, this purchase order commitment has not been recorded nor reflected in revenues or related receivables for that period. Also, as the Company has appointed new executive management, the Company is transitioning under their direction from a distributor of medical devices to a healthcare technology-based company, which will include the research and discovery of merger and acquisition candidates that can immediately contribute to this process.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2015 aggregated $45,426 and increased $28,625 from $16,801 or 170.4% from the three months ended June 30, 2014 primarily due to the acquisition of certain fixed assets and the re-class of certain devices for distribution formerly recorded in inventory.

Other income (expense)

Net other income (expense) was $1,586,543 for the three months ended June 30, 2015 compared to $2,935,973 for the three months ended June 30, 2014, a decrease of $1,349,430. This decrease in income is primarily attributable to the increase in fair value adjustment related to the derivative liability of $504,203 along with an increase in interest expense of $1,853,633 for the three months ended June 30, 2015.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the three months ended June 30, 2015 was ($14,279,306) compared to the net loss of ($1,333,774) for the three months ended June 30, 2014. The Company had a loss per weighted common share outstanding of ($0.07) for the three months ended June 30, 2015 compared to ($0.02) for the three months ended June 30, 2014.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and maintaining our physician practice administration business and the rollout and of our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2014 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $5,970,000 through private placements and $3,893,218 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. During 2015, we were successful in raising net proceeds of $418,000 through private placements and $991,030 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for June 30, 2015 and 2014:

	Six Months Ended June 30
	2015	2014
Net cash used in operating activities	$(1,108,324)	$(2,542,477)
Net cash used in investing activities	(43,023)	(295,501)
Net cash provided by financing activities	1,055,200	3,244,943
Net (decrease) increase in cash	$(96,147)	$406,965

Cash flows for the six months ended June 30, 2015 compared to June 30, 2014: For the six months ended June 30, 2015, we incurred a net loss of $16,607,169. Net cash used in operating activities was $(1,108,324), net cash used in investing activities was $43,023 and net cash provided by financing activities was $1,055,200. For the six months ended June 30, 2014, we incurred a net loss of $9,259,185. Net cash used in operating activities was $2,542,477, net cash used in investing activities was $295,501 and net cash provided by financing activities was $3,244,943.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

Category	June 30, 2015	June 30, 2014
Current assets	554,863	3,595,863
Current liabilities	22,053,647	10,872,372
Working capital (deficit)	$(21,498,784)	$(7,276,509)

As of June 30, 2015, the Company had a working capital deficit of $21,498,784, compared to $7,276,509 at June 30, 2014, or an increase in working capital deficit of $14,222,275. For 2015, current assets had a net decrease of $3,041,000 primarily due to a decrease of $506,032 in cash, an increase of $3,789,955 in accounts receivable related to our practice management services and the launch of our medical device business, a decrease in inventory of $1,348,601 related to the purchase and placement of medical devices as well as a re-class of certain devices to fixed assets previously recorded as inventory and a net increase in prepaid expenses of $26,938 primarily related to compensation as a result of certain consulting agreements and deposits for new locations. Additionally, the Company recognized an increase in allowances for doubtful accounts of $5,000,000. The Company has recognized this reserve, however, remains diligent in collection efforts and remains confident in the future collections of its receivables. Current liabilities increased $11,181,275 primarily related to an increase of $10,004,384 in liability for stock to be issued, decrease in the fair value of the derivative liability related to the warrants issued with notes payable in 2014 of $3,198,417 and an increase of $2,683,459 in accounts payable and accrued expense, along with an increase in current portion of notes payable of $3,188,141. In addition, non-current portion of notes payable decreased $324,679 and a decrease of $55 in Series F preferred shares, which have been classified as a liability, as a result of being settled and exchanged for common shares and further retired.

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

The Company will continue with the placement and support of product through existing networks and channels during the first half of 2015, establishing a core foundation and penetration for existing products, with the anticipation of building upon that foundation and further enhancing and expanding upon products offered and networks serviced during the second half of 2015, focusing on the evaluation, implementation and placement of new products through new distribution channels, partners and strategic alliances. As the Company works toward future growth and the further execution of an enhanced model, the Company has appointed a new Chief Executive Officer and a new President. Additionally, two Board of Directors of the Company stepped down in order to allow for the future appointment of additional industry leadership and expertise. The addition of new executive leadership is anticipated to provide the Company with healthcare industry leadership experience as well as extensive executive management experience in transforming the Company from a distributor of medical devices to a technology-based company. This endeavor includes acquiring companies that can immediately contribute to this process.

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

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not believed to be effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. The Company is growing and currently lacks documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

MILLENNIUM HEALTHCARE INC.

DATE: August 19, 2015	By:	/s/ Noel Mijares
Noel Mijares
Chief Executive Officer

DATE: August 19, 2015	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

