Form 10-Q
period 2015-09-30
MILLENNIUM HEALTHCARE INC.
filed 2015-11-23
CIK 1582054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock, par value $0.0001 per share of Millennium Healthcare Inc. outstanding as of the close of business on November 10, 2015 were 664,512,001.

MILLENNIUM HEALTHCARE INC.

PART I FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$21,975	$112,725
Accounts receivable, net of allowance for doubtful accounts of $8,450,000 and $3,000,000 at September 30, 2105 and December 31, 2014, respectively	403,037	5,193,634
Inventory	100,000	100,000
Prepaid expenses	67,874	617,355
Total current assets	592,886	6,023,714

Fixed assets, net	712,025	789,950

OTHER ASSETS
Security deposits	378,024	375,595
Intangible assets, net	34,271	54,833
Total other assets	412,295	430,428

TOTAL ASSETS	$1,717,206	$7,244,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,523,053	$1,278,748
Current portion of notes payable, net of debt discounts of $-0- and $220,878, and original issue discounts of $36,364 and $106,504, respectively	3,654,564	2,862,836
Derivative liability	4,023	1,061,476
Liability for common stock to be issued	10,033,978	640,100
Liability for preferred stock to be issued	876,513	3,103,800
Total current liabilities	17,092,131	8,946,960

Preferred stock	337,445	337,500
Notes payable, net of current portion	142,000	350,000

TOTAL LIABILITIES	17,571,576	9,634,460

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 600,000 shares issued and outstanding, respectively	100	60
Series B Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series D Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series E Preferred stock, $0.0001 par value, 0 shares issued and outstanding, respectively	-	-
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 0 and 550,000 shares issued and outstanding, respectively	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 950,000,000 and 200,000,000 shares authorized, respectively 479,262,001 and 128,828,942 shares issued and outstanding, respectively	47,926	12,883
Additional paid in capital	86,219,100	77,427,977
Deferred compensation	(5,844,350)	(3,453,027)
Accumulated deficit	(96,277,146)	(76,378,261)
Total stockholders' deficit	(15,854,370)	(2,390,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,717,206	$7,244,092

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014

REVENUE	$933,485	$7,427,290	$149,935	$6,366,728

OPERATING EXPENSES
Payroll, consulting and professional fees	13,304,426	16,768,150	980,745	8,947,853
Rent	743,622	450,723	272,993	268,617
General and administrative	889,677	1,003,489	235,716	365,714
Depreciation and amortization	139,082	51,198	46,468	17,596
Cost of Devices	-	550,000	-	550,000
Bad debt expense	5,455,115	-	-	-

Total operating expenses	20,531,922	18,823,560	1,535,922	10,149,780

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED	(19,598,437)	(11,396,270)	(1,385,987)	(3,783,052)
STOCK DIVIDENDS

OTHER INCOME (EXPENSE)
Interest expense	(2,727,498)	(848,218)	(280,795)	(382,938)
Gain (loss) on change in fair value of derivative liability	4,088,195	(782,288)	36,210	345,496

Total other income (expense)	1,360,697	(1,630,506)	(244,585)	(37,442)

NET (LOSS) BEFORE PREFERRED STOCK DIVIDNEDS	(18,237,740)	(13,026,776)	(1,630,572)	(3,820,494)

Preferred stock dividends	-	(79,355)	-	(26,452)

NET (LOSS)	$(18,237,740)	$(13,106,131)	$(1,630,572)	$(3,846,946)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	233,911,019	77,330,185	376,616,131	82,091,238

NET (LOSS) PER SHARE - BASIC & DILUTED	$(0.08)	$(0.17)	$(0.00)	$(0.05)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(18,237,740)	$(13,106,131)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,081	51,198
Non-cash interest	150,000	137,153
(Gain) loss on change in fair value of derivative	(4,088,197)	782,288
Preferred stock dividend	-	79,872
Amortization of deferred compensation	4,263,489	984,212
Share based compensation	8,856,806	11,058,959
Provisions for doubtful accounts	5,455,115	-

Change in operating assets and liabilities
Prepaid expenses	549,481	(498,257)
Accounts receivable	(664,518)	(6,863,015)
Inventory	-	(77,638)
Accounts payable and accrued expenses	1,244,306	142,033
Total adjustments	15,905,564	5,796,805
Net cash used in operating activities	(2,332,176)	(7,309,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	(2,429)	(296,332)
Acquisition of fixed assets	(40,595)	(58,139)
Disposition of fixed assets	-	13,378
Net cash used in investing activities	(43,024)	(341,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	1,014,950	8,445,950
Proceeds received from notes payable	1,423,500	1,893,218
Repayments of notes payable	(154,000)	(2,626,420)
Net cash provided by financing activities	2,284,450	7,712,748

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,750)	62,329

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	112,725	115,645

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,975	$177,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$168,883
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$5,667,409	$4,105,550
Issuance (cancellation) of preferred stock for liability of stock to be issued, net	$(2,662,120)	$2,269,500
Derivative liability issued for debt discount	$-	$233,321
Deferred compensation paid through issuance of common stock and liability to issue common stock	$-	$2,643,000

 The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 1-	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

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

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $16,499,245 and a stockholders’ deficit of $15,854,370 as of September 30, 2015. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of September 30, 2015 and for the nine months ended September 30, 2015 and 2014, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

September 30, 2015	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$-	$306,840	$626,645	$-	$933,485

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	5,285	4,763,586	1,790,906	13,833,063	20,392,840

Depreciation and Amortization	-	95,569	23,843	19,670	139,082
Other (Income) Expense	-	-	3,218	(1,363,915)	(1,360,697)

Assets
Fixed Assets	$-	$649,185	$11,706	$51,134	$712,025
Intangible Assets	-	-	34,271	-	34,271

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

September 30, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$3,596	$5,915,419	$1,508,275	$-	$7,427,290

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	3,717	1,111,259	909,647	16,747,739	18,772,362
Depreciation and Amortization	-	969	26,797	23,432	51,198
Other (Income) Expense	-	-	-	1,630,506	1,630,506

Assets
Fixed Assets	$-	$57,170	$16,080	$39,536	$112,786
Intangible Assets	-	-	61,687	-	61,687

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

 .

During 2015, the Company entered into Satisfaction Agreements and Releases with various Series F holders in which 700,000 shares of Series F preferred stock were surrendered and exchanged for 2,840,000 shares of the Company’s common stock. Further, 240,000 of these common shares were issued and 2,600,000 shares valued at $390,000 were recorded as a liability for common stock to be issued.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

During 2015, the Company entered into a Satisfaction Agreement and Release with a Series G holder in which 75 shares of Series G preferred stock were surrendered and exchanged for 300,000 shares of the Company’s common stock.

In June 2015, the Company entered into a unified Satisfaction Agreement and Release with various Series F and Series G holders in which 2,300,000 shares of Series F preferred stock and 4,775 shares of Series G preferred stock were surrendered and exchanged for shares of the Company’s common stock. The terms of the Agreement call for a 10,500,000 block of common shares at settlement and for common stock “true-up” blocks issuable under certain terms over 36 months until the common stock issued has reached a total realized cash value of $18,000,000. As a result, 10,500,000 shares of common stock for the initial block were valued at $420,000 and recorded as a liability for stock to be issued and 100,000,000 shares of common stock in reserve were valued at $4,000,000 and also recorded as a liability for stock to be issued.

In September 2015, the Company entered into Global Settlement Agreements with various promissory note holders in which $751,000 in the aggregate of remaining outstanding note balances were settled and satisfied for shares of the Company’s common and Series G preferred stock. As a result, 636 shares of Series G preferred stock were valued at $434,833 and recorded as a liability for stock to be issued.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

In October 2014, the Company entered into a short term $250,000 Promissory Note with an individual. The note had a maturity of 30 days and interest on the note was fixed at 175,000 shares of common stock. During October 2014, the Company made a $40,000 payment on the note for an extension of the note’s maturity. In October of 2014, as an inducement to extend this note, the Company included interest at the rate of 10% of the outstanding principal per annum, and extended the note through October 9, 2015. During September 2015, the note and any accrued interest were settled with the Holder for 173 shares of preferred stock – Series G and with the Holder and all assignees combined for 2,000,000,000 shares of common stock.

In October 2014, the Company entered into a short term $450,000 Promissory Note with an individual. The note had a maturity of 60 days and interest on the note was fixed at 300,000 shares of common stock. In December of 2014, as an inducement to extend this note, the Company included interest at the rate of 10% of the outstanding principal per annum, and extended the note through October 14, 2015. During September 2015, the note and any accrued interest were settled with the Holder for 415 shares of preferred stock – Series G and with the Holder and all assignees combined for 1,750,000,000 shares of common stock.

In October 2014, the Company entered into a short term $250,000 Promissory Note with an individual. The note had a maturity of 60 days and interest on the note was 7% per annum. During December 2014, the Company repaid the note in its entirety.

In October 2014, the Company entered into a short term $100,000 Promissory Note with an individual. The note had a maturity of 90 days and repayment on the note was fixed at 103% and 100,000 shares of common stock at maturity. The Company is currently in negotiations with the holder on definitive terms to have the note settled and satisfied.

In October 2014, the Company entered into a short term $40,000 Promissory Note with an individual. The note had a maturity of one year and interest on the note is fixed at 10% per annum. In May 2015, the note and any accrued interest were settled for 22,000,000 unrestricted shares of common stock.

In October 2014, the Company negotiated and completed a settlement and full satisfaction of certain promissory and demand notes. The settlements included the issuance of 4,600,000 shares of common stock during September 2014 and payments of $450,000 during October 2014.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

In December 2014, the Company entered into a short term $205,000 Promissory Note with an entity. The note has a maturity of one year and interest on the note is fixed at 10% per annum. During January 2015, the Company made total repayments of $114,000 on the note. Certain portions of the note have been assigned under similar terms by the Holder. During September 2015, the note and any accrued interest were settled with the Holder for 48 shares of preferred stock – Series G and with the Holder and all assignees combined for 1,750,000,000 shares of common stock.

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

In January 2015, the Company sold a $220,000 Promissory Note to an unrelated individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum.

In February 2015, the Company sold a $170,000 Promissory Note to a related individual. The note has a maturity of one year and interest on the note is fixed at 10% per annum. In May 2015 the holder issued a notice of default to the Company and certain default provisions of the note were triggered. In June 2015 the holder further issued an extension letter to the Company extending the defaulted note to June 30, 2015. The Company is currently in negotiations with the holder and a third party to have the note purchased and assigned.

In February 2015, the Company sold Promissory Notes totaling $142,000 as a result of private placements. These notes mature in 36 months and interest on the note is fixed at 12% and provides for regularly scheduled interest payments which shall be made quarterly in arrears.  In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company and a warrant equal to 10% of the aggregate number of shares issued in the offering. The Company paid fees of $14,200 in cash and 14,200 warrants to the placement agent during 2015.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

In May 2015, the Company sold a $160,000 Promissory Note with an entity. The note has a maturity date of January 29, 2016 and interest on the note is fixed at 10% per annum.

Promissory Notes - Convertible

The Company sold a convertible promissory note to an unrelated entity on November 10, 2014 for $440,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. In May 2015, the Company received a notice of default from the holder. The notice demanded acceleration of repayment. The Company does not believe the note is in default and is currently in negotiations with the holder and a third party to have the note purchased and assigned.

The Company sold a convertible promissory note to an unrelated entity on November 10, 2014 for $660,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. In June 2015, the Company received a notice of default from the holder. The notice demanded acceleration of repayment. The Company is addressing the default, and is currently in negotiations with the holder and a third party to have the note purchased and assigned.

The Company sold a convertible promissory note to an unrelated entity on August 11, 2015 for $15,000. The note has a term of twelve months and accrues interest at 18% per annum. At any time upon 10 days written notice to the holder, the Company may prepay the principal amount of the note and any accrued and unpaid interest in an amount equal to the sum of the outstanding principal amount and interest multiplied by 120%. At any time during the term, the holder may convert the outstanding balance at a conversion price equal to 60% of the lowest daily Volume Weighted Average Price (“VWAP”) of the 20 trading days prior to conversion (and as defined in the note) of the Company’s common stock.

Promissory Notes – Original Issue Discount

During September 2015, the Company issued original issue discount notes (“OID Notes”) to various individuals for an aggregate principal amount of $192,500 along with 218,750,000 shares of the Company’s common stock. The OID Notes mature in 12 months and were issued at an original issue discount of $175,000.  No regularly scheduled interest payments shall be made on the OID Notes.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

On June 26, 2015, the Company sold 18% Convertible Promissory Notes in the principal amount of $560,000 (“Notes”) pursuant to a Securities Purchase Agreement (the “SPA”) for an aggregate of $500,000. The purchase is to occur in three tranches with the first tranche of $200,000 as the initial funding and closing, the second tranche of $250,000 being funded and closed on the one month anniversary, and the third tranche of $50,000 being funded and closed on the two month anniversary, provided there is no event of default and certain other equity conditions are met.

The Notes mature in 12 months and accrue interest at a rate of 18% per annum.  No regularly scheduled interest payments shall be made on the Notes. At any time upon 10 days written notice to the Holder, the Company may prepay the principal amount of the Note and any accrued and unpaid interest in an amount equal to the sum of the outstanding principal amount and interest multiplied by 120%. The Notes may be converted by the investors into the Company’s common stock at a conversion price equal $0.02 or 60% of the lowest daily VWAP (as defined in the SPA) of the Company’s common stock.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

During July 2015, the Holder converted $200,000 of the $224,000 note into 38,711,548 shares of the Company’s common stock. No subsequent tranches have closed or have been funded by the Holder.

Additionally, during July 2015, the Holder acquired certain promissory notes previously issued by the Company from other note holders in the aggregate principal amount of $350,000 and exchanged these notes for certain 18% Convertible Promissory Notes (“Exchange Notes”) of the Company pursuant to certain Exchange Agreements (“Exchange Agreements”).

The Exchange Notes mature in 12 months and accrue interest at a rate of 18% per annum. No regularly scheduled interest payments shall be made on the Exchange Notes. At any time upon 10 days written notice to the Holder, the Company may prepay the principal amount of the Exchange Note and any accrued and unpaid interest in amount equal to the sum of the outstanding principal amount and interest multiplied by 120%. The Exchange Notes may be converted by the investors into the Company’s common stock at a conversion price equal $0.02 or 60% of the lowest daily VWAP (as defined in the Exchange Agreement) of the Company’s common stock.

During July 2015, certain portions of the note have been assigned under similar terms by the Holder. The note assignees have collectively converted $175,790 of the $350,000 combined notes into shares of the Company’s common stock. No subsequent exchanges have closed or have been funded by the Holder.

Preferred Stock

The Company has amended their certificates of designation to authorize the issuance of 6 separate series of preferred stock.

September 30, 2015

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

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

(1) Issued 100,000 shares to the principal owners of Millennium Healthcare Solutions Inc. upon acquisition of the net assets of that company; and issued 900,000 to the officers of Millennium Healthcare Inc.

(2) Issued to an unrelated third party in conversion of the Line of Credit. There are no shares issued and outstanding as of September 30, 2015.

(3) Issued to an unrelated third party in conversion of the Series B Preferred Stock and additional funds provided. There are no shares issued and outstanding as of September 30, 2015.

(4) Issued to an unrelated third party in conversion of the Series D Preferred Stock. Settlement and conversion completed with all shareholders. There are no shares issued and outstanding as of September 30, 2015.

(5) Issued to investors as part of a private offering. There are no shares issued and outstanding as of September 30, 2015.

(6) Issued to investors as part of a private offering and to former note holders as note settlements and satisfaction. There are no shares issued and outstanding as of September 30, 2015.

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

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

During November 2014, the Company entered into a series of settlement agreements with all holders of the Series E Preferred Stock. As a result, a final dividend payment of $75,000 was made, 8,596,770 common shares were issued in conversion and 5,000,000 common shares were issued in settlement. There are no Series E Preferred shares issued or outstanding nor any dividends accrued or payable at September 30, 2015.

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

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

The Company sold 4,920 units and raised $4,920,000 under a private placement through December 31, 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 4,920 shares of Series G were to be issued, were valued at $1,747,300 and recorded as a liability for stock to be issued.

The Company sold 418 units and raised $418,000 under a private placement through September 30, 2015. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 418 shares of Series G were to be issued, were valued at $397,580 and recorded as a liability for stock to be issued.

See Note 2 for various settlements.

Common Stock

In April 2015, the Company filed a certificate of amendment with the Secretary of State of Delaware to increase the authorized common shares to 350,000,000 shares.

In July, 2015, the Company filed a certificate of amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 350,000,000 shares to 950,000,000 shares.

In November, 2015, the Company filed a certificate of amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 950,000,000 shares to 10,950,000,000 shares.

Various increases in authorized common shares in the preceding paragraphs have been approved by the holders of a majority of the voting power of the Company’s common stock.

The Company’s Board has approved up to a 5,000 to 1 reverse stock split.

The Company issued 6,500,000 shares of common stock for consulting and other services during the nine months ended September 30, 2015.

The Company entered into satisfaction, exchange and release agreements with certain Preferred Stock holders, in which the holders exchanged respective shares held of the Company’s Preferred Stock for shares of the Company’s common stock totaling 240,000 shares during the nine months ended September 30, 2015.

The Company entered into satisfaction and release agreements with certain warrant holders, in which the holders exchanged respective warrants held for shares of the Company’s common stock totaling 176,100,299 shares during the nine months ended September 30, 2015.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

The Company entered into satisfaction and release agreements with certain note holders, in which the holders exchanged respective promissory notes held for shares of the Company’s common stock totaling 56,300,000 shares during the nine months ended September 30, 2015.

The Company entered into various settlement and release agreements with certain placement agents and others in which the agents and other parties received 5,308,376 shares of the Company’s common stock as full settlement for any disputes during the nine months ended September 30, 2015.

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

The Company issued in the aggregate 128,764,384 shares of common stock as a result of certain note holders converting certain convertible promissory notes into the Company’s common stock in accordance to the terms of the respective notes.

Warrants

During the years ended December 31, 2012 and 2013, the Company issued 9,760,000 warrants at exercise prices ranging from $.50 to $1.00 per share. During the twelve months ending December 31, 2014, the Company settled and cancelled 8,300,000 warrants at exercise prices ranging from $.50 to $1.00 per share. During the twelve months ending December 31, 2014, the Company issued 17,688,236 warrants at exercise prices ranging from $.13 to $3.00 per share. All of the warrants are vested and remain outstanding. The warrants have a weighted average price of $.12.

Consultant warrants provided for services to be rendered over a one-year period of time. The Company issued 200,000 consultant warrants during 2013. The Company issued 1,700,000 consultant warrants and cancelled 500,000 consultant warrants during 2014. Such warrants vest evenly over a one-year period by month. The Company has recorded this as a prepaid expense and will amortize through the conclusion of the contract.

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

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

As a result of the Company entering into certain promissory note assignment agreements, during July 2015 the Company entered into various amendment agreements with these former note holders for their existing warrants. As a result, the Company amended 607,843 warrants in the aggregate to an exercise price of $.10 along with certain other restated terms and amendments to the original agreements.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

As of September 30, 2015 there were 77,602,436 warrants outstanding.

The Company used the black-scholes method to value the warrants, with the following inputs: volatility 422.67%; quarterly dividend percentage 0%; and discount rate of 0.95%.

NOTE 4-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended September 30, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	-0.8%
Change in valuation allowance	40.8%	40.8%
Income Tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014

Federal:
Current	$-	$-
Deferred	(6,260,000)	(4,561,000)
State:
Current
Deferred	(1,079,000)	(786,000)
Change in valuation allowance	7,339,000	5,347,000
Income Tax provision (benefit)	$-	$-

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

As of September 30, 2015, the Company had approximately $67,000,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total

Cash	$21,975	$-	$-	$21,975

Total assets	$21,975	$-	$-	$21,975

Notes payable, net of debt discount and OID	$-	$-	$3,796,564	$3,796,564

Embedded conversion feature and derivative liability	$-	$-	$4,023	$4,023

Total liabilities	$-	$-	$3,800,587	$3,800,587

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total

Cash	$177,974	$-	$-	$177,974

Total assets	$177,974	$-	$-	$177,974

Notes payable, net of debt discount and OID	$-	$-	$1,515,444	$1,515,444

Embedded conversion feature and derivative liability	$-	$-	$3,045,185	$3,045,185

Total liabilities	$-	$-	$4,560,629	$4,560,629

	For the Nine Months Ended	For the Nine Months Ended
	2015	2014

Total gain/(loss) from revaluation of derivatives included in earnings:	$4,088,195	$(782,288)

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

We calculated the fair value of the embedded conversion feature and derivative liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $0.001; exercise price $0.10 to $1.00; risk free interest rate 0.95%, term of 5 years; volatility rate of 422.67%; dividend yield of 0%.

The following tables provide reconciliations of beginning and ending balances at September 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Notes Payable	Embedded conversion feature and derivative liability	Total

September 30, 2015

Beginning balance	3,212,836	1,061,476	4,274,312
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	(4,088,195)	(4,088,195)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	1,945,805	-	1,945,805
Sales	-	-	-
Settlements	(1,362,077)	3,030,742	1,668,665
Ending balance	3,796,564	4,023	3,800,587

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 6-	COMMITMENTS

In April 2014, the Company entered into a five year two month lease agreement in New York City, New York for executive offices of the Company, which requires an annual payment of approximately $283,000 for the first year and increases 3% per year subsequent thereto plus any increases in real estate taxes over the base year, as defined. The Company paid a security deposit of $259,402.

In April 2014, the Company entered into a five year lease agreement in Boynton Beach, Florida for the development of a new 30,000 square foot facility. The lease provides for first year rent of approximately $103,000 plus operating expenses of approximately $98,000 plus annual increases. The Company paid a security deposit of $36,099.

In March 2015, the Company vacated its Boynton Beach, Florida warehouse and storage facility and entered into a month to month operating agreement and provides for the following logistics and warehousing fees: $15 per incoming new pallet handling, $17 per pallet monthly storage and $1.67 logistics fee per unit sold. The Company is responsible for all shipping costs.

In June 2015, the Company has also vacated its Garden City, New York offices and has relocated to Melville, New York.

The Company no longer occupies any leased space. The Company is currently engaged in legal proceedings with former landlords regarding certain leased space the Company had previously occupied. The Company is currently in ongoing negotiations to settle such legal actions.

While obligated under certain non-cancelable operating leases, rental expense was accounted for on the straight-line method, in which the excess of recognized rent expense over scheduled lease payments was included in accounts payable and accrued expenses.

Rental expense charged to operations aggregated $743,622 and $450,723 for the nine months ended September 30, 2015 and 2014, respectively.

In July 2015, the Company entered into an asset purchase agreement with HealthPath, LLC and its WellPath System, which is a Health Information Exchange (HIE) system that can electronically move clinical information among different healthcare information systems while maintaining the meaning of the information being exchanged. Further in July 2015, the Company also entered a letter of intent to acquire the MedX Group, a Healthcare Information Technology (HIT) company, which offers an integrated suite of products that allow healthcare providers to share information across healthcare ecosystems.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

In August 2015 the Company entered into an employment agreement with a key management individual. As a result of this agreement, the Company is to issue common stock options to that individual. The unvested portions will be reflected as deferred compensation, with the vested portions expensed as stock based compensation over a six-month and one-year period. The individual is no longer employed by the Company and any deferred compensation has been fully amortized.

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

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

Revenue from one customer was $76,140 and from another was $450,000, which accounted for approximately 8% and 48% of the total revenues respectively for the nine months ended September 30, 2015 and revenue from one customer was $1,350,000 and from another was $5,775,312, which accounted for approximately 18% and 78% of the total revenues, respectively for the nine months ended September 30, 2014.

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

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

Common Stock

See Note 3 relating to the increase in the number of authorized shares of common stock of the Company, par value $0.0001 per share from 950,000,000 shares to 10,950,000,000 shares.

Promissory Notes – Original Issue Discount

During October 2015, the Company issued an original issue discount note (“OID Note”) with an entity for a principal amount of $55,000 along with 62,500,000 shares of the Company’s common stock. The OID Note matures in 12 months and was issued at an original issue discount of $50,000.  No regularly scheduled interest payments shall be made on the OID Notes.

During November 2015, the Company issued an original issue discount note (“OID Note”) with an entity for a principal amount of $66,000 along with 75,000,000 shares of the Company’s common stock. The OID Note matures in 12 months and was issued at an original issue discount of $60,000.  No regularly scheduled interest payments shall be made on the OID Notes.

MILLENNIUM HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

Contingencies

In October 2015, a summons and notice of motion for summary judgement in lieu of complaint in the Supreme Court of the State of New York, County of New York was filed against the Company (the “Motion”). The Motion (among other allegations) requests an order granting the Plaintiffs summary judgements under various alleged notes aggregating $1,007,482 plus all additional accruing interest and costs of collection. The Motion asserts claims and alleges that the Company is in default under various promissory notes held by the Plaintiffs. The Company denies these allegations.

In October 2015, the Company received a notice of default from a holder of certain promissory notes. The notice demanded the timely satisfaction of a required quarterly interest payment under the terms of the notes. The Company is addressing the default, and is currently in negotiations with the holder and a third party to have the note purchased and assigned.

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

During the first half of 2015 the Company has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. In continuing the model, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations.

The Company will continue with the placement and support of product through existing networks and channels through 2015, establishing a core foundation and penetration for existing products, with the anticipation of building upon that foundation and further enhancing and expanding upon products offered and networks serviced during the first half of 2016, focusing on the evaluation, implementation and placement of new products through new distribution channels, partners and strategic alliances. As the Company looks forward to this growth and expansion, and the further execution of an enhanced model, the Company is actively seeking the appointment of a new executive management team. The Company is also seeking to expand its Board of Directors. During June 2015, two Board of Directors of the Company stepped down and resigned from the Board in order to allow for the future appointment of additional industry leadership and expertise. During the first half of the year, the Company had appointed a new Chief Executive Officer in June 2015 and appointed a new President in August 2015. While the Board of Directors' efforts to do so were in line with the forward progress of the Company in the healthcare services and device industry, the new CEO and President ultimately were not aligned with the Board's goals for the Company. As such, during September 2015, both the newly appointed Chief Executive Officer and President of the Company resigned effective September 30, 2015. The Company’s former President resumed the role as interim President as the Company aggressively identifies and pursues viable candidates to take these positions. The addition of new executive leadership is anticipated to provide the Company with healthcare and market industry leadership as well as extensive executive management experience in transforming the Company from a distributor of medical devices to a technology-based company. This endeavor also includes acquiring companies that can immediately contribute to this process.

In connection with this model, the Company has already begun to gain traction and is under way with its acquisition strategy under a new executive management initiative. In July 2015, the Company entered into an Asset Purchase Agreement with HealthPath, LLC and its WellPath System, which is a Health Information Exchange (HIE) system that can electronically move clinical information among different healthcare information systems while maintaining the meaning of the information being exchanged. Further in July 2015, the Company also entered a Letter of Intent (LOI) to acquire the MedX Group, a Healthcare Information Technology (HIT) company, which offers an integrated suite of products that allow healthcare providers to share information across healthcare ecosystems.

The Company is re-focusing its efforts and streamlining its physician practice administration and support business. This business offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. This group assists the physician and his/her practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient. As the Company focuses on an enhanced model and becoming a healthcare technology-based company, it begins to pull away from allocating resources and the further development of this business.

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

Results of Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

For the nine months ended September 30, 2015, the Company had total revenue of $933,485 as compared to revenue of $7,427,290 for the nine months ended September 30, 2014. Revenue decreased by $6,493,805 or 87.4% over prior period due to the Company launching its medical device business in 2014 and supporting its existing, established distribution channels as well as researching new products, technologies and services during 2015. Additionally, the Company is currently focusing on transforming the Company from a distributor of medical devices to a healthcare technology-based company. In connection with this re-focus, the Company is also currently looking to obtain and secure new executive management team members to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company is also further streamlining its physician practice administration and support business. As the Company focuses on becoming a healthcare technology-based company, it begins to pull away from allocating resources and the further development of this business. 2015 revenue consisted of $450,000 in revenue from physician practice administration and support, $-0- in revenue from medical coding and billing, $176,645 in call answering and emergency dispatch services performed and $306,840 in revenues from the distribution and placement of medical devices.

For the nine months ended September 30, 2014, the Company had total revenue of $7,427,290. 2014 revenue consisted of $1,350,000 in revenue from physician practice administration and support, $3,596 in revenue from medical coding and billing, $158,275 in revenue from call answering and emergency dispatch services performed and $5,915,419 in revenues from the distribution and placement of medical devices. The changes in our operating expenses from September 30, 2015 to September 30, 2014 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $13,304,426 for the nine months ended September 30, 2015 compared to $16,768,150 for the nine months ended September 30, 2014, a decrease of $3,463,724 or 20.7%. The decrease is primarily attributed to a decrease in the value of common stock issued in connection with various settlements as well as for decreases in professional services aggregating $2,994,441 from $13,673,979 to $10,679,538, resulting from a reduction in the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts and in the issuance of shares through various settlement agreements with former warrant holders, note holders and others. Additionally, professional fees increased $297,802 to $2,103,684 from $1,805,882 in 2014 resulting from fees related to the re-focusing of the Company’s business in 2015, including business professionals, investor and public relations initiatives and capital raising efforts. Payroll and related tax expenses for the nine months ended September 30, 2015 decreased $329,650 to $316,894 compared to $646,544 for the nine months ended September 30, 2014. This decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location, the vacating of the New York, NY and the Garden City, NY locations and the resulting settlements with former employees. Legal and accounting fees combined for the nine months ended September 30, 2015 had a net decrease of $437,436 to $204,310 compared to $641,746 for the nine months ended September 30, 2014 due to the Company utilizing additional legal and accounting services in 2014 for support required with the launch of the device business and for SEC compliance for certain reporting requirements.

Rent

Rent expense for the nine months ended September 30, 2015 was $743,622 compared to $450,723 for the nine months ended September 30, 2014, an increase of $292,899 or 65.0%. The increase was the result of expenses related to the former corporate headquarters and related escalations, expenses related to previously occupied office space in New York, New York, and expenses related to previously occupied office/warehouse space in Boynton Beach, Florida during the first half of 2015, along with reserves established for ongoing negotiations to settle certain legal proceedings with former landlords. The Company has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. Additionally, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations. Although the Company is currently engaged in ongoing negotiations to settle certain legal proceedings with certain landlords, the Company anticipates a material reduction in rent the end of 2015 through first half of 2016.

General and administrative

General and administrative expenses aggregated $889,677 for the nine months ended September 30, 2015 compared to $1,003,489 for the nine months ended September 30, 2014, a decrease of $113,812 or 11.3%. The decrease is primarily attributable to $154,970 in insurance expense for the nine months ended September 30, 2015 compared to $168,387 for the nine months ended September 30, 2014, a decrease of $13,417 or 8.0%. The decrease was primarily due to reduction in coverages for our device division as well as physician practice management division for vascular services along with a reductions in overall business policy coverages; $184,769 in telephone and telecommunication expense for the nine months ended September 30, 2015 compared to $49,747 for the nine months ended September 30, 2014, an increase of $135,022 or 271.4%. These costs increased primarily due to expenses for voice, data, software and hosting usage along with related cloud, dashboard, portal access, datacenter and polling development/maintenance and expansion of infrastructure for the device business during 2015; $63,232 in travel, entertainment, meals and related expenses for the nine months ended September 30, 2015 compared to $112,479 for the nine months ended September 30, 2014, a decrease of $49,247 or 43.8%, The decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location along with the re-focusing and transforming the Company from a distributor of medical devices to a technology-based company; and $486,707 in medical supplies, office and information technology expense for the nine months ended September 30, 2015 compared to $672,877 for the nine months ended September 30, 2014, a decrease of $186,170 or 27.7%. These costs decreased as the Company streamlines its physician practice management division and the purchase of medical supplies for that business and decreased levels of office and related technology/administration expenses primarily due to the ceasing of operations and the vacating of the Boynton Beach, FL location as well as the vacating of the New York City, NY and Garden City, NY locations.

Cost of devices

Cost of devices for the nine months ended September 30, 2015 aggregated $-0- from $550,000 or 100.0% from the nine months ended September 30, 2014. This is primarily due to the Company launching its device business in 2014 and focusing on customer and product service, support and logistics for previously placed devices with existing networks during 2015, along with a focus on healthcare technology. The Company had appointed and continues to seek industry leaders in assembling a new executive management team as the Company is transitioning under this direction from a distributor of medical devices to a healthcare technology-based company, which will include the research and discovery of merger and acquisition candidates that can immediately contribute to this process.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2015 aggregated $139,082 and increased $87,884 from $51,198 or 171.7% from the nine months ended September 30, 2014 primarily due to the acquisition of certain fixed assets and the re-class of certain devices for distribution formerly recorded in inventory.

Bad debt expense

The Company made a provision of $5,455,115 for bad debts for the nine months ended September 30, 2015. Although recognizing such a provision, the Company remains diligent in collection efforts and remains confident in the future collections of its receivables.

Other income (expense)

Net other income (expense) was $1,360,697 for the nine months ended September 30, 2015 compared to ($1,630,506) for the nine months ended September 30, 2014, an increase of $2,991,203. This decrease in expense is primarily attributable to the fair value adjustment related to the derivative liability of $4,870,483 offset by an increase in interest expense of $2,121,417 for the nine months ended September 30, 2015.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the nine months ended September 30, 2015 was ($18,237,740) compared to the net loss of ($13,106,131) for the nine months ended September 30, 2014. The Company had a loss per weighted average common share outstanding of ($0.08) for the nine months ended September 30, 2015 compared to ($0.17) for the nine months ended September 30, 2014.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

For the three months ended September 30, 2015, the Company had total revenue of $149,935 as compared to revenue of $6,366,728 for the three months ended September 30, 2014. Revenue decreased by $6,216,793 or 97.7% over prior period primarily due to the Company launching its medical device business in 2014 and supporting its existing, established distribution channels as well as researching new products, technologies and services during 2015. Additionally, the Company is currently focusing on transforming the Company from a distributor of medical devices to a healthcare technology-based company. In connection with this re-focus, the Company is also currently looking to obtain and secure new executive management team members to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company is also further streamlining its physician practice administration and support business. As the Company focuses on becoming a healthcare technology-based company, it begins to pull away from allocating resources and the further development of this business. 2015 revenue consisted of $-0- in revenue from physician practice administration and support, $-0- in revenue from medical coding and billing, $57,885 in call answering and emergency dispatch services performed and $92,050 in revenues from the distribution and placement of medical devices.

For the three months ended September 30, 2014, the Company had total revenue of $6,366,728. 2014 revenue consisted of $450,000 in revenue from physician practice administration and support, $1,298 in revenue from medical coding and billing, $54,610 in revenue from call answering and emergency dispatch services performed and $5,860,820 in revenues from the distribution and placement of medical devices. The changes in our operating expenses from September 30, 2015 to September 30, 2014 are as follows:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $980,745 for the three months ended September 30, 2015 compared to $8,947,853 for the three months ended September 30, 2014, a decrease of $7,967,108 or 89.0%. The decrease is primarily attributed to a decrease in the value of common stock issued in connection with various settlements as well as for professional services aggregating $7,047,916 from $7,719,485 to $671,569, resulting from a reduction in the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts and the issuance of shares through various settlement agreements with former warrant holders, note holders and others. Additionally, professional fees decreased $215,978 to $248,024 from $464,002 in 2014 resulting in the re-focusing of the Company’s business in 2015, including business professionals, investor and public relations initiatives and capital raising efforts. Payroll and related tax expenses for the three months ended September 30, 2015 decreased $375,409 for the three months ended September 30, 2014. This decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location, the vacating of the New York, NY and the Garden City, NY locations and the resulting settlements with former employees. Legal and accounting fees combined for the three months ended September 30, 2015 had a net decrease of $327,806 to $79,840 compared to $407,646 for the three months ended September 30, 2014 due to the Company utilizing additional legal and accounting services in 2014 for support required with the launch of the device business and for SEC compliance for certain reporting requirements.

Rent

Rent expense for the three months ended September 30, 2015 was $272,993 compared to $268,617 for the three months ended September 30, 2014, an increase of $4,376 or 1.6%. The increase was the result of expenses related to the former corporate headquarters previously occupied, expenses related to previously occupied office space in New York, New York, and expenses related to previously occupied office/warehouse space in Boynton Beach, Florida during the first half of 2015, along with reserves established for ongoing negotiations to settle certain legal proceedings with former landlords. The Company has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. Additionally, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations. Although the Company is currently engaged in ongoing negotiations to settle certain legal proceedings with certain landlords, the Company is beginning to realize a material reduction in rent as a result of these vacancies.

General and administrative

General and administrative expenses aggregated $235,716 for the three months ended September 30, 2015 compared to $365,714 for the three months ended September 30, 2014, a decrease of $129,998 or 35.5%. The decrease is primarily attributable to $44,363 in insurance expense for the three months ended September 30, 2015 compared to $61,435 for the three months ended September 30, 2014, a decrease of $17,072 or 27.8%. The decrease was primarily due to reduction in coverages for our device division as well as physician practice management division for vascular services along with a reductions in overall business policy coverages; $56,798 in telephone and telecommunication expense for the three months ended September 30, 2015 compared to $15,363 for the three months ended September 30, 2014, an increase of $41,435 or 269.7%. These costs increased primarily due to expenses for voice, data, software and hosting usage along with related cloud, dashboard, portal access, datacenter and polling development/maintenance and expansion of infrastructure for device business during 2015; $17,096 in travel, entertainment, meals and related expenses for the three months ended September 30, 2015 compared to $55,331 for the three months ended September 30, 2014, a decrease of $38,235 or 69.1%. The decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location along with the re-focusing and transforming the Company from a distributor of medical devices to a technology-based company; and $117,459 in medical supplies, office and information technology expense for the three months ended September 30, 2015 compared to $233,587 for the three months ended September 30, 2014, a decrease of $116,128 or 49.7%. These costs decreased as the Company streamlines its physician practice management division and the purchase of medical supplies for that business and decreased levels of office and related technology/administration expenses primarily due to the ceasing of operations and the vacating of the Boynton Beach, FL location as well as the vacating of the New York City, NY and Garden City, NY locations.

Cost of devices

Cost of devices for the three months ended September 30, 2015 aggregated $-0- from $550,000 or 100.0% from the three months ended September 30, 2014. This is primarily due to the Company launching its device business in 2014 and focusing on customer and product service, support and logistics for previously placed devices with existing networks during 2015, along with a focus on healthcare technology. The Company had appointed and continues to seek industry leaders in assembling a new executive management team as the Company is transitioning under this direction from a distributor of medical devices to a healthcare technology-based company, which will include the research and discovery of merger and acquisition candidates that can immediately contribute to this process.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2015 aggregated $46,468 and increased $28,872 from $17,596 or 164.1% from the three months ended September 30, 2014 primarily due to the acquisition of certain fixed assets and the re-class of certain devices for distribution formerly recorded in inventory.

Other income (expense)

Net other income (expense) was ($244,585) for the three months ended September 30, 2015 compared to ($37,442) for the three months ended September 30, 2014, an increase of $207,143. This increase in expense is primarily attributable to the fair value adjustment related to the derivative liability of $309,286 along with an increase in interest expense of $102,143 for the three months ended September 30, 2015.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the three months ended September 30, 2015 was ($1,630,572) compared to the net loss of ($3,846,946) for the three months ended September 30, 2014. The Company had a loss per weighted average common share outstanding of ($0.00) for the three months ended September 30, 2015 compared to ($0.05) for the three months ended September 30, 2014.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and maintaining our physician practice administration business and the rollout of our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2014 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $5,970,000 through private placements and $3,893,218 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. During 2015, we were successful in raising net proceeds of $444,000 through private placements and $1,423,500 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for September 30, 2015 and 2014:

	Nine Months Ended September 30
	2015	2014
Net cash used in operating activities	(2,332,176)	$(7,309,326)
Net cash used in investing activities	(43,024)	(341,093)
Net cash provided by financing activities	2,284,450	7,712,748
Net (decrease) increase in cash	(90,750)	$62,329

Cash flows for the nine months ended September 30, 2015 compared to September 30, 2014: For the nine months ended September 30, 2015, we incurred a net loss of $18,237,740. Net cash used in operating activities was $2,332,176, net cash used in investing activities was $43,024 and net cash provided by financing activities was $2,284,450. For the nine months ended September 30, 2014, we incurred a net loss of $13,106,131. Net cash used in operating activities was $7,309,326, net cash used in investing activities was $341,093 and net cash provided by financing activities was $7,712,748.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

Category	September 30, 2015	December 31, 2014
Current assets	592,886	6,023,714
Current liabilities	17,092,131	8,946,960
Working capital (deficit)	$(16,499,245)	$(2,923,246)

As of September 30, 2015, the Company had a working capital deficit of $16,499,245, compared to $2,923,246 at December 31, 2014, or an increase in working capital deficit of $13,575,999. For 2015, current assets had a net decrease of $5,430,828 primarily due to a decrease of $90,750 in cash, a decrease of $4,790,597 in accounts receivable related to the Company recognizing an increase in allowances for doubtful accounts of $5,450,000, in which, although recognizing such reserve, the Company remains diligent in collection efforts and remains confident in the future collections of its receivables, as well as a net decrease in prepaid expenses of $549,481 primarily related to the settlement and full amortization of compensation as a result of certain consulting agreements. Current liabilities had a net increase of $8,145,171 primarily related to an increase of $7,166,591 in liability for stock to be issued, as a result of various settlement agreements with former warrant holders, note holders and others, decrease in the fair value of the derivative liability related to warrants issued with notes payable in 2014 of $1,057,453 and an increase of $1,244,305 in accounts payable and accrued expense, along with an increase in current portion of notes payable of $791,728.

Funding Requirements: We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the scale-up of inventory and commencement and ongoing development of our medical equipment and device business as well as maintaining the existing base of our physician practice administration and support business. If we are unable to raise an adequate amount of capital, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

-the time and expense needed to complete the procurement of inventory and successful roll-out of the medical equipment and device business;

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

The Company will continue with the placement and support of product through existing networks and channels through 2015, establishing a core foundation and penetration for existing products, with the anticipation of building upon that foundation and further enhancing and expanding upon products offered and networks serviced during the first half 2016, focusing on the evaluation, implementation and placement of new products through new distribution channels, partners and strategic alliances. As the Company works toward future growth and the further execution of an enhanced model, the Company is actively seeking the appointment of a new executive management team. The Company is also seeking to expand its Board of Directors. The addition of new executive leadership is anticipated to provide the Company with healthcare industry leadership experience as well as extensive executive management experience in transforming the Company from a distributor of medical devices to a technology-based company. This endeavor also includes acquiring companies that can immediately contribute to this process.

The Company also continues its capital raising efforts through 2015 with increased exposure and awareness through more formalized investor and public relations, roadshows and the engaging of professional firms.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business. The Company is currently engaged in ongoing legal proceedings with certain landlords for space previously occupied, with certain suppliers/vendors, including compensation and with certain note holders requesting summary judgements as further described in the notes to financial statements. The Company is currently in ongoing negotiations to settle such legal actions.

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

MILLENNIUM HEALTHCARE INC.

DATE: November 23, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chairman of the Board

DATE: November 23, 2015	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

