Form 10-Q/A
period 2015-09-30
MILLENNIUM HEALTHCARE INC.
filed 2015-11-30
CIK 1582054

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

Explanatory Note

The purpose of this Amendment No. 1 to Millennium Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 23, 2015 (the “Form 10-Q”), is solely to describe the partial assignment, amendment and further settlement of a promissory note held by an individual. This filing does not modify the original Form 10-Q except as specifically noted herein.

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

In October 2014, the Company entered into a short term $100,000 Promissory Note with an individual. The note had a maturity of 90 days and repayment on the note was fixed at 103% and 100,000 shares of common stock at maturity. During October 2015, the note was amended and any accrued interest was settled with the holder for 65,000,000 shares of common stock (under certain terms as defined in the amendment) and all notes plus accrued interest with all assignees combined were settled for 23 shares of preferred stock – Series G and 115,000,000 shares of common stock.

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

MILLENNIUM HEALTHCARE INC.

DATE: November 30, 2015	By:	/s/ Dominick Sartorio
Dominick Sartorio
Chairman of the Board

DATE: November 30, 2015	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

