Form 10-K
period 2015-12-31
MILLENNIUM HEALTHCARE INC.
filed 2016-12-05
CIK 1582054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-55009

Millennium Healthcare Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3229358
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

445 Broad Hollow Road, Suite 25, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 516-628-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes   [X] No

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
[X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes    [X] No

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

As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on OTCQB was approximately $3,485,941.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[  ] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classed of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of April 4, 2016 is 1,271,629,101.

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

Table of Contents

[EDGAR AGENT PLEASE UPDATE]

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

Overview and Description of business

Millennium Healthcare Inc. (“Millennium” or the “Company”) is a medical device and healthcare support and services company. The Company purchases, supplies and distributes revolutionary medical devices and equipment with a focus on prevention and early detection. The Company is currently re-launching this business. The Company also provides physician practice administration with a focus on physician practices specializing in cardiovascular procedures. In addition, the Company provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch. The Company is currently re-focusing efforts and streamlining this business. The marketplace for the Company’s products and services continues to be high quality physician offices, practices and facility locations with competent and caring doctors and staff. The Company was incorporated in Delaware on July 5, 1994 under the name “Kirlin Holding Corp.” In July 2008, the Company changed its name to “Zen Holding Corp.” in connection with the sale of its subsidiary. On June 14, 2011, the Company entered into an asset purchase agreement with Millennium HealthCare Solutions Inc. (“MHS”), whereby it purchased assets of MHS along with assets of its wholly-owned subsidiaries. The Company’s executive office is located at 445 Broad Hollow Road, Suite 25, Melville, NY 11747. The Company’s telephone number is 516-628-5500. Unless otherwise specified, references to the “Company,” “we,” “our” and “us” refer to Millennium Healthcare Inc. and, unless otherwise specified, its subsidiaries.

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

Products and Services

Medical Device Distribution

The Company is currently re-launching its medical equipment and device business. Through its wholly owned subsidiary, the Company will focus on forming strategic alliances and partnerships with medical device and technology companies that provide innovative and revolutionary medical devices that utilize cutting edge technology, are cost effective and cleared by the Food and Drug Administration (“FDA”). The devices that the Company plans to distribute are mainly focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes. All of the products that the Company plans to distribute have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes.

During 2013, the Company entered into a series of distribution agreements with manufacturers for various medical devices including an exclusive nationwide distribution agreement with CDx Diagnostics Inc. for an oral cancer biopsy test, with Heart Smart Inc. for a heart health test and assessment device (“VasoScan”) and eWellness Corporation for distance monitored physical therapy programs.

During 2015, the Company entered into a distribution agreement and a marketing agreement with a healthcare products company and its UroVal Bulbocavernousus Reflex Latency System (BRS) which measures the Bulbocavenosus reflex to show effective sacral nerve response utilizing mechanical stimulation and a consulting agreement with SMA Medical Inc., a specialty medical laboratory that handles tests from basic and preventative screenings to the most innovative testing procedures using leading edge technology and automated computer driven routines to perform certain laboratory, development, optimization and related services.

Practice Support and Administration

Through its wholly owned subsidiaries, the Company continues to offer physician practice support and administration services for physician facilities and practices. The Company offers complete and comprehensive administrative services to practices assisting and supporting physicians operate and manage their facility, helping physicians to enhance their practice to deliver the most effective and efficient healthcare services in a safe, convenient, patient-friendly environment. These individual specialized healthcare provider support services include business management, information technology, equipment procurement, advanced medical procedure coding and medical procedure billing and collections and high quality call answering and emergency dispatch services providing call and answering management, messaging and paging services. The Company is currently re-focusing and streamlining this business.

Distribution Methods

For its medical device and equipment business, the Company seeks purchase, supply and distribution agreements with labs, manufacturers and/or distributors for specific products the Company chooses to market and distribute. Once arrangements have been made to procure inventory for such products, all distribution and fulfillment will be completed by a national warehousing and fulfillment company to facilitate the Company’s product support and distribution operations incorporating fulfillment, warehousing, logistics and distribution services.

For its physician practice support and administration business, the Company seeks administrative service agreements with physicians and/or medical PCs for specific administrative services. The distribution of administrative services contracted for will be completed and fulfilled by the Company’s employees, consultants and agents. The Company concentrates on back office and administration duties solely under the direction of the physician or medical PC.

Suppliers

Medical Device Distribution

Currently, the Company’s order fulfillment will be handled by a contracted provider. In order to meet the Company’s high quality standards for product creation and development, the Company’s warehousing and fulfillment provider(s) will be directed to receive purchases from primary suppliers/vendors. They then assemble, pick, pack, and fulfill orders for final delivery by FedEx ground or air from orders that are received and transmitted through the Company. Suppliers for medical devices and technology include CDx Diagnostics Inc., HeartSmart Inc., UroVal and SMA Medical Inc.

Practice Support and Administration

Currently, the Company’s order fulfillment for medical supplies monitored and maintained on behalf of a physician practice will be handled by an independent contractor at the facility. In order to meet the Company’s high quality standards and to ensure physician and facility needs are met, independent contractors on site will work with supplier reps and purchase from a variety of vendors. Arrangements are then made for final delivery to the physician’s facility. Suppliers for medical supplies the Company may monitor and maintain on behalf of a physician practice include Abbott Vascular, Merit Medical Systems Inc., CR Bard Inc. and St. Jude Medical.

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

The Company pursues to secure exclusive and non-exclusive distribution agreements for the products it distributes and as such, the Company does not believe that it currently faces significant competition in providing medical devices and equipment to healthcare providers and practices. The Company believes that the devices it distributes are well positioned to compete in markets based on the innovative, high quality devices being offered, the reputations of the physicians utilizing the devices, as well as the Company’s and its management team’s experience; however, there can be no assurance that these devices will be able to compete effectively with existing devices in their markets or that new devices or technologies or competitors will not enter into their markets or that the equipment and devices being distributed will be readily accepted into their markets. These existing and new competitors may have greater financial and other resources than the Company and/or the products’ manufacturers. The Company faces increased competition from existing equipment and devices, as well as the development of new medical equipment, technology and devices entering its markets.

Practice Support and Administration

The Company’s physician practice support and administration business operates in competitive areas and markets. The Company’s clients compete with other practice providers, practices and surgical clinics that provide the same or similar procedures. Basic barriers to entry-level practice support and management in the healthcare industry can be relatively low.

The Company does not believe that it currently faces significant competition in providing administration and support services to cardiovascular practices. The Company believes that the cardiovascular practices it seeks to manage and work with are well positioned to compete in markets based on the reputations of the physicians providing services at those practice facilities, as well as the Company’s and its management team’s experience; however, there can be no assurance that these physician practices will be able to compete effectively with existing providers in their markets or that new competitors will not enter into their markets. These existing and new competitors may have greater financial and other resources than the Company or the practices under management do. The Company faces increased competition from existing practices, as well as new healthcare management companies and healthcare providers entering its markets.

As the Company distributes medical devices and equipment and also provides a full suite of administration, support and consulting services to physicians and healthcare providers, the Company’s products and services appeal and apply to a vast array of clientele. As such, these businesses can have no real dependency on any one type or class of customer.

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

Referrals of a Public Company: The Company’s stock is currently quoted on the OTC Bulletin Board, and as such, is not able to accept referrals from physicians who own, directly or indirectly, shares of our stock unless we comply with the Stark Law exception for publicly traded securities. This requires, among other things, $75 million in stockholders’ equity (total assets minus total liabilities). The parallel safe harbor requires, among other things, $50 million in undepreciated net tangible assets, in order for any distributions to such stockholders to be protected under the Anti-Kickback Statute.

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

Employees

As of November 30, 2016, the Company had four (4) full-time employees. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

The officers of the Company and the Company’s subsidiaries have the same powers and duties with respect to the management of the business affairs for the Company and the oversight of the day-to-day management operations for the Company as officers of a business would have. They perform such other reasonable duties (taking into consideration the person’s position in the Company) as may be prescribed by the Board of Directors of the Company from time to time. They are obligated to use best efforts to serve the Company faithfully and promote its best interests and shall devote all of his/her business time, attention and services to the faithful and competent discharge of such duties.

Item 1A.	Risk Factors

An investment in the Company’s common stock is speculative and involves an extremely high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in the Company’s common stock. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events, except as required by U.S. federal securities laws. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impair the Company’s business operations. If any of such risks actually occur, the Company’s business, financial condition or results of operations would likely suffer significantly. If any of such risks actually occur, the Company’s business, financial condition or results of operations would likely suffer significantly. In such case, the value of the Company’s common stock could decline, and you may lose all or part of the money you paid to buy the Company’s securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR BUSINESS

The Company has incurred operating losses since inception and the Company’s auditor has expressed substantial doubt about our ability to continue as a going concern.

The Company commenced generating revenues from operations in 2011. The Company has incurred operating losses for the past several years and has a working capital deficiency of $34,839,476 and an accumulated deficit of $34,710,426 as of December 31, 2015.

In their report dated November 30, 2016, the Company’s independent registered auditor, Paritz & Company PA, stated that the Company’s financial statements for the fiscal year ended December 31, 2015, were prepared assuming that it would continue as a going concern. However, they also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company continues to experience operating losses. As of the date of this report, the Company is currently traded on the OTC:Pink and is currently a non-reporting, non-current Company. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

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

The design, manufacture and marketing of medical devices and technologies of the types the Company distributes entail inherent risks. There are a number of factors that could result in an unsafe condition, injury or death of a patient with respect to products that the Company distributes, including quality issues, component failures, manufacturing flaws, unanticipated or improper uses of the products, design defects or inadequate disclosure of product-related risks or product-related information. Any of these issues could lead to a recall of, or safety alert relating to, one or more of the products distributed by the Company. Any recall, whether voluntary or required by the FDA could result in significant costs and significant negative publicity. Negative publicity including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of the products, harm the Company’s reputation, decrease demand for the products, result in the loss of customers, lead to product withdrawals and/or harm the Company’s ability to successfully launch and market in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings, and a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

New distributors, technology and new healthcare providers that enter the Company’s markets impact the Company’s market share, business volume and growth rates. Increased competitive pressures require the Company to commit resources to marketing efforts, which impacts the Company’s margins and profitability. There can be no assurance that the Company will be able to compete effectively with existing providers in its markets or that new competitors will not enter into its markets. These existing and new competitors may have greater financial and other resources than the Company does. Increased competition could also make it more difficult for the Company to expand its business.

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

Financial markets and the economies in the United States and internationally may continue to experience disruption and volatility as they have in recent years and conditions could worsen. As a result, the economic environment (including deteriorating economic conditions in certain countries in Europe) may, among other things:

•	increase the sales cycle for certain of our products;

•	slow the adoption of new technology;

•	adversely affect the Company’s suppliers, which could disrupt the Company’s ability to distribute the products; and

•	limit the Company access to capital on terms acceptable to the Company.

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

RISKS ASSOCIATED WITH INVESTING IN THE COMPANY’S COMMON STOCK

The Company’s Stock Has Historically Had a Limited Market and the Trading Prices May Be Volatile.

The market price of the Company’s shares of common stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of the Company’s common stock may vary greatly. There is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond the Company’s control:

•	variations in the Company’s quarterly operating results;

•	announcements that the Company’s revenue or income/loss levels are below analysts’ expectations;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	announcements by the Company or its competitors of significant contracts; or

•	acquisitions, strategic partnerships, joint ventures or capital commitments.

There are significant restrictions on the transferability of securities.

The offer and sale of the Company’s shares are being made without registration under state and federal securities laws in reliance upon the “private offering” exemption of Section 4(a)(2) and/or Rule 506 of Regulation D under the Securities Act as well as available exemptions under applicable state securities laws. The shares will be “restricted securities” under the Securities Act and cannot be resold or otherwise transferred unless they are registered under the Securities Act and any applicable state securities laws or are transferred in a transaction exempt from such registration. Consequently, each investor’s ability to control the timing of the liquidation of his or her investment in the Company may be restricted. Investors should be prepared to hold the Shares for an indefinite period of time.

Because the Company’s Shares Are Deemed “Penny Stocks,” You May Have Difficulty Selling Them In The Secondary Trading Market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange that makes certain reports available, the equity security may also constitute a “penny stock.” As the Company’s common stock comes within the definition of penny stock, these regulations require the delivery by the broker-dealer, prior to any transaction involving the Company’s common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s common stock. The ability of broker-dealers to sell the Company’s common stock and the ability of shareholders to sell the Company’s common stock in the secondary market would be limited. As a result, the market liquidity for the Company’s common stock would be severely and adversely affected. The Company can provide no assurance that trading in the Company’s common stock will not be subject to these or other regulations in the future, which would negatively affect the market for the Company’s common stock. As of the date ofthis report, the Company is currently traded on the OTC:Pink and is currently a non-reporting, non-current Company.

Management has broad discretion over the use of proceeds of this offering, and may apply the proceeds of this offering to uses that ultimately do not improve our operating results or increase the value of potential investors’ investment.

The Company’s management intends to use the proceeds from this offering for working capital and other general corporate purposes. Accordingly, our management will have broad discretion as to the application and use these proceeds. The proceeds may be applied in ways that may not ultimately improve our operating results or otherwise increase the value of a holder’s investment.

An investment in the Company’s common shares is speculative and there can be no assurance of any return on any such investment.

An investment in the common shares pf the Company is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

The Company Is Subject To The Reporting Requirements Of Federal Securities Laws, Which Can Be Expensive.

The Company is subject to the information and reporting requirements under the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if the Company was a privately-held company. As of the date of this report, the Company is currently traded on the OTC:Pink and is currently a non-reporting, non-current Company.

The Company’s failure to maintain effective internal control over financial reporting could lead to inaccuracies in its reported financial results.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If the Company’s independent registered public accounting firm were to determine that a significant deficiency were to exist, or if the Company was otherwise unable to achieve and maintain effective internal controls on a timely basis, management would not be able to conclude that we have effective internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company’s independent registered public accounting firm would not be able to certify as to the effectiveness of its internal control over financial reporting. Moreover, any failure to establish and maintain effective systems of internal control and procedures may impair its ability to accurately report its financial results. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. Because of the material weakness described in this Report on Form 10-K, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Such failures and the reporting that the Company’s system of internal controls over financial reporting was not effective could result in a restatement of its financial statements and cause investors to lose confidence in the reliability of its financial statements, which could result in a decline in the Company’s stock price.

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

We currently have limited to no capabilities or experience in the selling, marketing or commercial distribution of medical device products. We currently have product candidates that are ultimately approved for marketing, and would need to hire and develop an internal sales and marketing organization and/or outsource these functions to one or more third parties.

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

We currently have significant numbers of securities and/or debt instruments outstanding that are convertible into or exercisable for our Common Stock, which could result in significant additional dilution and downward pressure on our stock price.

The issuance of the shares of Common Stock in the future could result in significant dilution to our current stockholders and could adversely affect the price of our Common Stock. In addition, the issuance and subsequent trading of shares could cause the supply of our Common Stock available for purchase in the market to exceed the purchase demand for our Common Stock. Such supply in excess of demand could cause the market price of our Common Stock to decline. Additionally, the Company also currently has Board approval for up to a 5,000 to 1 reverse stock split and has filed for a 1,500 to 1 reverse split and a reduction in stated par value of common shares to $0.00001. The Company continues to negotiate settlement and satisfaction agreements with debt holders and others, which could include additional significant issuances of the Company’s common stock.

You should consult your own tax and legal advisors concerning income tax risks.

Prospective investors in the Company’s common stock are urged to consult with their own representatives, including their own tax and legal advisors, with respect to the federal (as well as state and local) income tax consequences of an investment in the Company’s common stock before purchasing any securities. Prospective investors should not construe the information set forth in this report as providing any tax advice and this report is not intended to be a complete or definitive summary of any tax consequences of an investment in the Company’s common shares. Prospective investors are advised to consult with their own tax counsel concerning the tax aspects of the purchase of the Company’s common shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

DESCRIPTION OF PROPERTY

The Company rents office suites in Melville, New York. All management and administration activities of the Company are conducted out of this location. The office rental operating agreement expires on May 31, 2016, as amended, and has an annual rent of approximately $38,136 for the year ended December 31, 2015.

The Company rents warehousing and storage space in Miami, Florida. All warehousing, storage and logistics activities of the Company are conducted out of this location. The rental operating agreement is month to month, and has an annual rent of approximately $13,260 for the year ended December 31, 2015.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

In March 2015, a notice of petition to confirm an arbitration award was filed against one of the Company’s subsidiaries (the “Subsidiary”) in the Supreme Court of the State of New York, County of Nassau (the “Petition”). The Petition (among other stipulations) included an application to confirm and enforcement of a prior arbitration award. In June, 2015 a notice of judgement for the Petition was filed against the Subsidiary ordering and granting the arbitration award of $89,720. During February 2016, a stipulation of settlement and further satisfaction of judgement was filed for $10,000 fully settling and satisfying the Petition.

In April 2015, a complaint under the Fair Labor Standards Act was filed against one of the Company’s subsidiaries (the “Subsidiary”) and certain current and former executives of the Company in the United States District Court Southern District of Florida (the “Complaint”). The Complaint (among other allegations) included seeking recovery for unpaid wages disputes and other relief by certain former employees of the Subsidiary. In September, 2015 the court approved a settlement and dismissed the case with prejudice for $150,000. In March, 2016 a motion for consent judgement was filed and granted against the Subsidiary and certain current and former executives of the Company.

In October 2015, a summons and notice of motion for summary judgement in lieu of complaint in the Supreme Court of the State of New York, County of New York was filed against the Company (the “Motion”). The Motion (among other allegations) requests an order granting the plaintiffs summary judgements under various alleged notes aggregating $1,007,482 plus all additional accruing interest and costs of collection. The Motion asserts claims and alleges that the Company is in default under various promissory notes held by the plaintiffs. The Company denies these allegations and has filed an answer in response to the motion.

In October 2015, the Company received a notice of default from a holder of certain promissory notes. The notice demanded the timely satisfaction of a required quarterly interest payment under the terms of the notes. In December 2015, a summons and notice of motion for summary judgement in lieu of complaint in the Supreme Court of the State of New York, County of New York was filed against the Company (the “Motion”). The Motion (among other allegations) requests an order granting the plaintiff summary judgement under various notes aggregating $650,000 plus all additional accruing interest and costs of collection. The Motion asserts claims and alleges that the Company is in default under various promissory notes held by the plaintiff. In April 2016, a decision and order on motion was filed granting judgement against the Company.

On February 8, 2016, certain promissory note holders (“Petitioning Creditors”) filed a Notice of Involuntary Bankruptcy Case in the United States Bankruptcy Court Eastern District of New York against the Company seeking relief under Chapter 7 of the United States Bankruptcy Code with respect to the Company’s indebtedness to the Petitioning Creditors. The Company believes the Notice of Involuntary Bankruptcy is grossly incorrect and wrongfully filed and is seeking negotiated settlement and dismissal.

Item 4.	Mine Safety disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quotations for the common stock of the Company are included in the under the symbol “MHCC”. The following table sets forth for the respective periods indicated the prices of the common stock as quoted on the OTC Markets. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter Ended:	High Bid ($)	Low Bid ($)

March 31, 2014	$1.01	$0.20
June 30, 2014	$1.50	$0.43
September 30, 2014	$0.74	$0.33
December 31, 2014	$0.68	$0.13
March 31, 2015	$0.07	$0.06
June 30, 2015	$0.02	$0.01
September 30, 2015	$0.0012	$0.001
December 31, 2015	$0.0006	$0.0004

As of April 4, 2016, there were approximately 141 holders of record of our common stock.

Since inception, no dividends have been paid on the common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2015, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

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

Between January 9 and March 23, 2015, the Company issued 5,500,000 shares of common stock to certain consultants for services rendered. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On February 18, 2015, the Company issued 70,000 shares of common stock through a private placement. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On April 8, 2015 the Company issued 240,000 shares of common stock for settlement and full satisfaction of a promissory note. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On April 15, 2015 the Company issued 1,000,000 shares of common stock to a consultant. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On April 15, 2015 the Company issued 300,000 shares of common for settlement and full satisfaction of a promissory note. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On April 16, 2015 the Company issued 2,000,000 shares of common stock for settlement, full satisfaction and release with certain consultants. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On April 16, 2015, the Company issued 650,000 shares of common stock through a private placement. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between April 23 and June 24, 2015 the Company issued 98,142,000 shares of common stock for settlement and full satisfaction of certain promissory notes and warrants with certain holders. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On July 8, 2015 the Company issued 22,000,000 shares of common for settlement and full satisfaction of a promissory note. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between July 8 and October 2, 2015 the Company issued 127,031,059 shares of common stock for the conversion of certain convertible promissory notes with certain holders. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On September 3, 2015 the Company issued 5,000,000 shares of common stock for settlement, full satisfaction and release with a certain consultant. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between September 9 and October 6, 2015 the Company issued 37,000,000 shares of common stock for the settlement and full satisfaction of warrants with certain holders. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between September 10 and September 29, 2015 the Company issued 29,000,000 shares of common stock for settlement and full satisfaction of a promissory note with a certain holder. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between October 2 and December 16, 2015 the Company issued 196,200,000 shares of common stock for settlement and full satisfaction of certain promissory notes with certain holders. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Between October 2 and October 14, 2015 the Company issued 37,300,000 shares of common stock for the conversion of a certain convertible promissory note with a certain holder. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 14, 2015 the Company issued 2,600,000 shares of common stock for an amended settlement, full satisfaction and release with a certain holder. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On November 6, 2015 the Company issued 50,000,000 shares of common stock to consultants. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On December 3, 2015, the Company issued 8,000,000 shares of common stock through private placements. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Series F Preferred Stock

From August 2013 to February 2014, the Company completed a private placement pursuant to a term sheet closed on 3,000,000 units of its securities for gross proceeds of $3,000,000. Each unit (“Unit”) consists of one share of the Company’s Common Stock, and one share of a new series of preferred stock to be designated by the Company (“Series F Preferred Stock”). The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

During 2015, the Company entered into Satisfaction Agreements and Releases with all Series F holders in which all shares of Series F preferred stock were surrendered and exchanged for shares of the Company’s common stock.

Series G Preferred Stock

The Company sold 4,920 units and raised $4,920,000 under a private placement in 2014. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G Preferred Stock (“Series G Preferred Stock”), which have the rights and preferences set forth in the Certificate of Designation, Preferences, Rights and Limitations of Series G Preferred Stock of the Company. As a result, 4,920 shares of Series G were to be issued. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

During March and June 2015, the Company entered into Satisfaction Agreements and Releases with all Series G holders in which all shares of Series G preferred stock at that time were surrendered and exchanged for shares of the Company’s common stock.

The Company further sold 418 units and raised $418,000 under a private placement in 2015. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G Preferred Stock, which have the rights and preferences set forth in the Certificate of Designation, Preferences, Rights and Limitations of Series G Preferred Stock of the Company. As a result, 418 shares of Series G were to be issued. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Promissory Notes

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

On January 6, 2015, the Company issued a promissory note to an accredited investor in the amount of $220,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On January 20, 2015, the Company sold Convertible Promissory Notes in the principal amount of $300,000 and 300,000 shares of the Company’s common stock for an aggregate of $300,000 pursuant to certain Securities Purchase Agreements to an accredited investor. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On February 2, 2015, the Company issued a promissory note to a related individual in the amount of $170,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 26, 2015, the Company sold Promissory Notes in the aggregate principal amount of $142,000 pursuant to certain Securities Purchase Agreements to an accredited investor. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On May 18, 2015, the Company issued a promissory note to an accredited investor in the amount of $160,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 26, 2015, the Company issued original issue discount convertible promissory notes (the “OID Notes”) with an aggregate principal amount of $224,000 to accredited investors. The OID Notes mature in 12 months after issuance and were issued at an original issue discount of $200,000. No regularly scheduled interest payments shall be made on the OID Notes. The OID Notes may be converted by the note holders into shares of the Company’s common stock at the lower of (i) $0.02 or (ii) 60% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Company’s common stock. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On August 11, 2015, the Company issued a convertible promissory note with a principal amount of $15,000 to an accredited investor. The note mature in 12 months after issuance and accrues interest at 18% per annum. No regularly scheduled interest payments shall be made on the note. The note may be converted by the note holder into shares of the Company’s common stock at 60% of the lowest daily Volume Weighted Average Price (“VWAP”) of the 20 trading days prior to conversion of Company’s common stock. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

During September, 2015, the Company sold original issue discount promissory notes (the “OID Notes”) with an aggregate principal amount of $192,500 and 218,750,000 shares of the Company’s common stock to accredited investors. The OID Notes mature in 12 months after issuance and were issued at an aggregate original issue discount of $175,000. No regularly scheduled interest payments shall be made on the OID Notes. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 8, 2015, the Company issued a senior secured original issue discount convertible promissory note (the “OID Note”) with a principal amount of $1,300,000 to an accredited investor. The OID Note matures July 8, 2016 and was issued at an original issue discount of $1,200,000. No regularly scheduled interest payments shall be made on the OID Note. The OID Note may be converted by the note holder into shares of the Company’s common stock at the lower of (i) 50% discount of the lowest intra-day trading price of the 30 trading days prior to conversion or (ii) 50% discount of the lowest intra-day trading price of the 20 trading days immediately prior to note execution. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 30, 2015, the Company sold an original issue discount promissory note (the “OID Note”) with a principal amount of $55,000 and 62,500,000 shares of the Company’s common stock to an accredited investor. The OID Note matures in 12 months after issuance and was issued at an original issue discount of $50,000. No regularly scheduled interest payments shall be made on the OID Note. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On November 12, 2015, the Company sold an original issue discount promissory note (the “OID Note”) with a principal amount of $66,000 and 75,000,000 shares of the Company’s common stock to an accredited investor. The OID Note matures in 12 months after issuance and was issued at an original issue discount of $60,000. No regularly scheduled interest payments shall be made on the OID Note. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

During December, 2015, the Company sold promissory notes to accredited investors in the aggregate amount of $81,250 and 4,062,500,000 shares of the Company’s common stock. The notes mature in 36 months after issuance and were issued at 12% interest per annum. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On December 24, 2015, the Company sold promissory notes to accredited investors in the aggregate amount of $20,001. The notes mature in 36 months after issuance and were issued at 10% interest per annum. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

On February 27, 2015, the Company issued 14,200 warrants in connection with an agreement to pay a placement agent a commission of warrants equal to 10% of the aggregate number of shares issuable upon sale of certain units through a private placement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 18, 2015, the Company entered into warrant settlement and exchange agreements with various existing warrant holders. As a result, the Company issued common shares in exchange and cancellation of 1,060,000 warrants with exercise prices ranging from $.50 to $1.00. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In April 2015, the Company entered into a settlement and release agreement with an existing warrant holder and consultant. As a result, 500,000 warrants with an exercise price of $3.00 were cancelled.

In April 2015, the Company authorized and approved 60,000,000 warrants, with an exercise price of $0.25, for its executive officers.

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

Current Operations and Recent Developments

The Company is currently re-launching its medical equipment and device business. This business focuses on strategic alliances and partnerships with medical device companies that provide innovative medical devices that utilize cutting edge technology, are cost effective, and FDA cleared. Devices the Company elects to distribute are focused on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. Currently, the products that the Company distributes have obtained necessary approvals and certifications and are reimbursable under current medical procedure billing codes. As the Company continues to re-launch, evolve and grow this business, it anticipates capitalizing on network selling agreements with US based healthcare organization for the use of its medical devices and technology within these organizations’ managed locations. The Company continues to work to secure and fulfill these agreements as well as pursuing additional networks during re-launch, focusing on delivering the best possible customer service and support to its valued partners.

The Company anticipates meeting challenges and continued growth through fiscal 2016. The Company intends to support its established distribution channels as well as introduce new sales partnerships throughout the coming year. In addition to increasing sales of existing product offerings, the Company intends to research, develop and introduce new products, technologies and services to new and existing customers.

The Company is at the very beginning of its re-launch and re-growth cycle and like many emerging growth companies, it faces many challenges. These challenges include the need for additional re-launch and growth capital, additional qualified management and support personnel, the proper management of supply and market expectations and the successful supporting of product inventory and customer maintenance as anticipated demand increases. The Company believes that as it meets, manages and overcomes these various challenges, increased opportunities for growth can be realized.

During the first half of 2015 the Company has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. In continuing our enhanced virtual model, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations.

The Company continued with product placement and support efforts through existing networks and channels through 2015, attempting to establish a core foundation and penetration for the re-launch of existing products, and anticipates on building upon that foundation and further enhancing and expanding upon products offered and networks serviced during 2016, focusing on the evaluation, implementation and placement of new products through new distribution channels, partners and strategic alliances. As the Company looks forward to this re-launch, growth and evolution, and the further execution of an enhanced model, the Company is also actively seeking the appointment of a new executive management team. The Company is also seeking to expand its Board of Directors. In support of this initiative, during June 2015, two Board of Director members of the Company stepped down and resigned from the Board in order to allow for the future appointment of additional industry leadership and expertise. During 2015, the Company had met with some challenges in the pursuit of such new appointments.

The Company had appointed a new Chief Executive Officer in June 2015 and appointed a new President in August 2015. While the Board of Directors' efforts to do so were in concert with the forward progress of the Company and its re-launch in the healthcare services and device industry, the newly appointed CEO and President ultimately were not aligned with the Board's goals for the Company. As such, during September 2015, both the newly appointed Chief Executive Officer and President of the Company withdrew and resigned effective September 30, 2015. The Company’s former President resumed the role as interim President as the Company aggressively identifies and pursues viable candidates to take these executive positions. The addition of new executive leadership is anticipated to provide the Company with healthcare and market industry leadership as well as extensive executive management experience, expertise and a “fresh” perspective in the re-launching and evolving of the Company as a medical device technology-based company. This endeavor also includes the investigation and the partnering with or acquiring of companies that can immediately contribute to this process.

During 2015, in connection with the re-launch and support of an enhanced model, the Company has already begun to gain traction. During the last half of 2015, the Company entered into agreements with specialty media, advisory, marketing and investor relations companies in designing and executing a re-launch and re-image strategy for the Company. In November 2015, the Company also entered into a distribution agreement and a marketing agreement with a healthcare products company and its Bulbocavernousus Reflex Latency System (BRS). This system measures the Bulbocavenosus reflex to show effective sacral nerve response utilizing mechanical stimulation. And in December 2015, the Company entered into a consulting agreement with a specialty medical laboratory that handles tests from basic and preventative screenings to the most innovative testing procedures using leading edge technology and automated computer driven routines to perform certain laboratory, development, optimization and related services.

As the Company’s momentum is now with its re-launch and enhanced model, it continues re-focusing its efforts away from and streamline its physician practice administration and support business. This business offers physician practice development, support and administration services for physician facilities and practices with a focus on vascular disorders. This group assists the physician and their practice in creating environments in which essential vascular access care is provided effectively and efficiently, with optimal outcomes for both the physician and the patient. As the Company focuses on an enhanced model and re-launch in evolving into a healthcare device technology-based company, it begins to pull away from allocating resources and the further development and support of this business. Future business and revenue generation continues to be investigated and pursued, including the investigation of strategic alliances and partnerships with companies that may immediately capitalize on the Company’s experience and established methods while contributing revenues with minimal expenditures to the Company.

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

Revenue Recognition: The Company recognizes revenues from the following sources:

Sales of medical devices are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, priced to the buyer is fixed or determinable, and collectability is reasonably assured.

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

Results of Operations

Twelve Months Ended December31, 2015 Compared to Twelve Months Ended December 31, 2014

Revenue

For the twelve months ended December 31, 2015, the Company had total revenue of $753,391 as compared to revenue of $8,340,831 for the twelve months ended December 31, 2014. Revenue decreased by $7,587,440 or 91.0% over prior period due to the Company re-launching its medical device business and the initiation of an enhanced model in 2015. The Company met with challenges during 2015 and attempted to support its existing, established distribution channels as well as researching new products, technologies and services. In connection with this re-launch, the Company is looking to obtain and secure new executive management team and Board members to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company is also further streamlining its physician practice administration and support business and as the Company focuses on re-launching as a healthcare device technology-based company, it begins to pull away from allocating resources and the further development of this business. 2015 revenue consisted of $450,000 in revenue from physician practice administration and support, $-0- in revenue from medical coding and billing, $252,096 in call answering and emergency dispatch services performed and $51,295 in revenues from the distribution and placement of medical devices.

For the twelve months ended December 31, 2014, the Company had total revenue of $8,340,831. 2014 revenue consisted of $1,800,000 in revenue from physician practice administration and support, $3,596 in revenue from medical coding and billing, $237,575 in revenue from call answering and emergency dispatch services performed and $6,299,660 in revenues from the distribution and placement of medical devices. The changes in our operating expenses from December 31, 2015 to December 31, 2014 are as follows:

For the twelve months ended December 31, 2015, the Company had total selling, general and administrative expenses of $18,683,638 as compared to $29,424,426 for the twelve months ended December 31, 2014. Total selling, general and administrative expenses for the respective periods are comprised of the following:

Payroll, consulting, and professional fees

Payroll, consulting, and professional fees aggregated $13,197,315 for the twelve months ended December 31, 2015 compared to $26,640,367 for the twelve months ended December 31, 2014, a decrease of $13,443,052 or 50.5% . The decrease is primarily attributed to a decrease in the value of common stock issued in connection with various settlements and agreements as well as decreases in professional services aggregating $10,958,794 from $21,133,221 to $10,174,427, resulting from a reduction in the issuance of shares to consultants and professionals for services rendered for investor and public relations, marketing and capital raising efforts and in the issuance of shares through various settlement agreements with former warrant holders, note holders and others. Additionally, professional fees decreased $986,668 to $2,336,173 from $3,322,841 in 2014 resulting from decreased fees as a result of the re-focusing and re-launching of the Company’s business in 2015, including business professionals, investor and public relations initiatives, capital raising efforts and contractors. Payroll and related tax expenses for the twelve months ended December 31, 2015 decreased $599,914 to $442,818 compared to $1,042,732 for the twelve months ended December 31, 2014. This decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location, the vacating of the New York, NY and the Garden City, NY locations and the resulting reduced costs of former employees. Legal and accounting fees combined for the twelve months ended December 31, 2015 had a net decrease of $897,676 to $243,897 compared to $1,141,573 for the twelve months ended December 31, 2014 due to the Company utilizing additional legal and accounting services in 2014 for support required with the original launch of the medical device business and for SEC compliance for certain reporting requirements.

Rent

Rent expense for the twelve months ended December 31, 2015 was $3,995,017 compared to $672,564 for the twelve months ended December 31, 2014, an increase of $3,322,453 or 494.0% . The increase was the result of expenses related to the former corporate headquarters and related escalations, expenses related to previously occupied office space in New York, New York, and expenses related to previously occupied office/warehouse space in Boynton Beach, Florida during the first half of 2015, along with reserves established for ongoing negotiations to settle certain legal proceedings with the former landlords. The Company has vacated its Boynton Beach, Florida warehouse and storage facility and relocated to a state of the art, third party warehousing, inventory and logistics facility located in Miami, Florida. This new location will be used to provide and manage complete inventory, logistics and distribution for the Company’s regional operations. Additionally, the Company has also vacated its Garden City, New York and New York City, New York offices and has relocated to a state of the art, true virtual office environment in Melville, New York. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations. Although the Company is currently engaged in ongoing negotiations to settle certain legal proceedings with certain landlords, the Company anticipates a material reduction in operating rent expense through 2016.

General and administrative

General and administrative expenses aggregated $1,311,546 for the twelve months ended December 31, 2015 compared to $1,382,006 for the twelve months ended December 31, 2014, a decrease of $70,460 or 5.1% . The decrease is primarily attributable to $183,301 in insurance expense for the twelve months ended December 31, 2015 compared to $221,884 for the twelve months ended December 31, 2014, a decrease of $38,583 or 17.4% . The decrease was primarily due to reductions in coverages for our device division as well as physician practice management division along with a reductions in overall business policy coverages as related to former employees and vacated locations; $223,508 in telephone and telecommunication expense for the twelve months ended December 31, 2015 compared to $110,581 for the twelve months ended December 31, 2014, an increase of $112,927 or 102.1% . These costs increased primarily due to expenses for voice, data, software and hosting usage along with related cloud, dashboard, portal access, datacenter and polling development/maintenance and expansion of infrastructure for the device business during early 2015; $86,851 in travel, entertainment, meals and related expenses for the twelve months ended December 31, 2015 compared to $145,815 for the twelve months ended December 31, 2014, a decrease of $58,964 or 40.4%, The decrease is primarily due to the ceasing of operations and vacating of the Boynton Beach, FL location along with the re-focusing of the Company to a distributor of medical technology-based devices; and $817,887 in medical supplies, office and information technology expense for the twelve months ended December 31, 2015 compared to $903,726 for the twelve months ended December 31, 2014, a decrease of $85,839 or 9.5% . These costs decreased as the Company streamlines its physician practice management division and the purchase of medical supplies for that business along with decreased levels of office and related technology/administration expenses primarily due to the ceasing of operations and the vacating of the Boynton Beach, FL location and the New York City, NY and Garden City, NY locations.

Cost of devices

Cost of devices for the twelve months ended December 31, 2015 aggregated $-0- from $550,000 or 100.0% from the twelve months ended December 31, 2014. This is primarily due to the Company launching its device business in 2014 and focusing on customer and product service, support and logistics for previously placed devices with existing networks during 2015, along with a focus on an enhanced model, healthcare technology and re-launching efforts. The Company continues to seek industry leaders in assembling a new executive management team as the Company re-launches as a distributor of medical and healthcare technology-based device company, which includes the investigation and partnering with or acquiring of companies as well as the research and discovery of merger and acquisition candidates that can immediately contribute to this process.

Depreciation and amortization

Depreciation and amortization expenses for the twelve months ended December 31, 2015 aggregated $179,762 and increased $7,745 from $172,017 or 4.5% from the twelve months ended December 31, 2014.

Bad debt expense

The Company made a provision of $5,516,027 for bad debts for the twelve months ended December 31, 2015. Although recognizing such a provision, the Company remains diligent in collection efforts and remains confident in the future collections of its receivables.

Other income (expense)

Net other income (expense) was ($16,676,051) for the twelve months ended December 31, 2015 compared to ($44,890) for the twelve months ended December 31, 2014, an increase of $16,631,161. This increase in expense is primarily attributable to a loss on disposal of certain assets of $788,782, loss on the extinguishment of certain debt of $10,824,365, gain on change in fair value of derivative liability of $846,294 and an increase in interest expense of $2,833,565 as a result of the extinguishment of certain debt for the twelve months ended December 31, 2015.

Income taxes

No provision for income taxes has been recorded as the Company has provided a full valuation allowance.

Net Loss

The net loss of the twelve months ended December 31, 2015 was ($40,122,325) compared to the net loss of ($24,485,609) for the twelve months ended December 31, 2014. The Company had a loss per weighted average common share outstanding of ($0.13) for the twelve months ended December 31, 2015 compared to ($0.30) for the twelve months ended December 31, 2014.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and developing our medical device business. The report of our independent auditors issued on our consolidated financial statements as of and for the year ending December 31, 2015 expresses substantial doubt about our ability to continue as a going concern. In 2012, we were successful in raising net proceeds of $693,500 through private placements and $1,270,000 through debt financing in order to fund the development and growth of our operations. During 2013, we were successful in raising net proceeds of $1,950,000 through private placements and $1,805,200 through debt financing in order to fund the development and growth of our operations. During 2014 we were successful in raising net proceeds of $5,970,000 through private placements and $3,893,218 through debt financing in order to fund the development and growth of our operations as well as the extinguishing of certain existing demand, promissory and original issue discount notes as they became due. During 2015, we were successful in raising net proceeds of $444,000 through private placements and $1,708,876 through debt financing in order to fund the development, growth and re-launch of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for December 31, 2015 and 2014:

	Twelve Months Ended
	December 31
	2015	2014
Net cash used in operating activities	(2,197,397)	$(5,835,548)
Net cash used in investing activities	(40,594)	(1,132,222)
Net cash provided by financing activities	2,142,116	6,964,850
Net (decrease) increase in cash	(95,875)	$(2,920)

Cash flows for the twelve months ended December 31, 2015 compared to December 31, 2014: For the twelve months ended December 31, 2015, we incurred a net loss of $40,122,325. Net cash used in operating activities was $2,197,397, net cash used in investing activities was $40,594 and net cash provided by financing activities was $2,142,116. For the twelve months ended December 31, 2014, we incurred a net loss of $24,357,707. Net cash used in operating activities was $5,835,548, net cash used in investing activities was $1,132,222 and net cash provided by financing activities was $6,964,850.

Working Capital Deficit Information - The following table presents a summary of our working capital deficit:

	December	December
Category	31, 2015	31, 2014
Current assets	238,622	6,023,714
Current liabilities	35,078,099	8,946,960
Working capital (deficit)	$(34,839,477)	$(2,923,246)

As of December 31, 2015, the Company had a working capital deficit of $34,839,477, compared to $2,923,247 at December 31, 2014, or an increase in working capital deficit of $31,916,231. For 2015, current assets had a net decrease of $5,785,092 primarily due to a decrease of $95,875 in cash, a decrease of $5,093,804 in accounts receivable related to the Company focusing on business re-launching efforts as well as recognizing an increase in allowances for doubtful accounts of $5,510,912, in which, although recognizing such reserve, the Company remains diligent in collection efforts and remains confident in the future collections of its receivables, a net decrease in prepaid expenses of $562,813 primarily related to the settlement and full amortization of compensation as a result of certain consulting agreements and a net decrease in inventory of $32,600 due to a loss on the move/disposal of certain units. Current liabilities had a net increase of $26,131,139 primarily related to an increase of $23,015,804 in liability for stock to be issued, as a result of various settlement agreements with former warrant holders, note holders and others, a decrease in the fair value of the derivative liability related to warrants issued with notes payable in 2014 of $1,059,867 and an increase of $6,306,701 in accounts payable and accrued expenses, primarily due to rent reserves for vacated leases/locations.

Rollforward of the Allowance for Doubtful Accounts

The rollforward of the allowance for doubtful accounts consisted of the following for the years ended December 31, 2015 and 2014:

	December 31	December 31
	2015	2014

Balance at beginning of year	$3,000,000	$1,200,000
Provision	5,516,027	3,236,000
Write-offs	5,115	1,436,000
Recoveries	-	-
Balance at end of year	$8,510,912	$3,000,000

Funding Requirements: We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the re-launch and ongoing development of our medical equipment and device business with an added focus on healthcare technology. If we are unable to raise an adequate amount of capital, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following:

-the time and expense needed to complete the procurement of inventory and the successful re-launch of the medical equipment and device business;

-the expense associated with building and properly managing a network of independent sales representatives to market devices, equipment and technology selected for distribution;

-the time and expense associated with building and maintaining an electronic infrastructure and network supporting healthcare devices, data and technology;

-the degree and speed of patient and physician acceptance and implementation of these devices and products and the degree to which third-party payors approve and pay for reimbursement;

-the time and expense associated with properly maintaining a compliance and reporting infrastructure supporting the requirements necessary for timely and accurate compliance reporting required of a public entity;

and

-the time and expense associated in securing the appointment of additional proper senior executives to provide additional leadership, focus and vision in re-launching the medical equipment and device business.

The Company anticipates meeting challenges and continued momentum and growth through fiscal 2016. The Company intends to support its established distribution channels as well as introduce new sales partnerships throughout the coming year. In addition to increasing sales of existing product offerings, the Company intends to research, develop and introduce new products, technologies and services to its customers.

The Company will continue with product placement and support efforts through existing networks and channels through 2016, attempting the establishment of a core foundation and penetration for the re-launch of existing products, and anticipates on building upon that foundation and further enhancing and expanding upon products offered and networks serviced, focusing on the evaluation, implementation and placement of new products and technology through new distribution channels, partners and strategic alliances. As the Company looks forward to this re-launch, growth and expansion, and the further execution of an enhanced model, the Company is also actively seeking the appointment of a new executive management team. The Company also seeks to expand and enhance its Board of Directors. The addition of new executive leadership is anticipated to provide the Company with healthcare and market industry leadership as well as extensive executive management experience and a “fresh” perspective in the re-launching and transforming of the Company as medical device technology-based company. This endeavor also includes the investigation and the partnering with or acquiring of companies that can immediately contribute to this process.

Future business and revenue generation for the physician practice management and support business, although not a primary focus, continues to be investigated and pursued, including the investigation of strategic alliances and partnerships with companies that may immediately capitalize on the Company’s experience and established methods and networks while contributing revenues with minimal expenditures to the Company.

The Company also continues its capital raising efforts through 2016 with increased exposure and awareness through more formalized investor and public relations, communications, roadshows and the engaging of professional firms.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders would result. The Company also has Board approval for up to a 5,000 to 1 reverse stock split and continues to negotiate settlement and satisfaction agreements with debt holders, which could include additional significant issuances of the Company’s common stock. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

If adequate funds are not available, we may be required to terminate, significantly modify or delay the development and re-launch of our businesses, reduce our planned commercialization efforts, or obtain funds through means that may require us to relinquish certain rights that we might otherwise seek to protect and retain. Further, we may elect to raise additional funds even before we need them if we believe the conditions for raising capital are favorable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

[EDGAR AGENT PLEASE INSERT]

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our independent accounting firm has not, nor is required, to perform any procedures to assess the effectiveness of management remediation efforts.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company is re-launching its business and currently lacks documented procedures including documentation related to testing of processes, data validation procedures from systems into the general ledger, testing of systems, validation of results and reports, disclosure review, and other review and analytical procedures. Furthermore, the Company lacked sufficient personnel to properly effectuate the segregation of duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework. Because of the material weakness described below, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective.

The Company is re-launching and growing its business along with seeking additional management executives and board members and currently lacks documented procedures including documentation related to testing of processes, data validation procedures from systems into the general ledger, testing of systems, validation of results and reports, disclosure review, and other review and analytical procedures. Furthermore, the Company lacked sufficient personnel to properly effectuate the segregation of duties. A controls system cannot provide absolute assurance, however, can provide that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and officers

As of April 4, 2016, the executive officers and directors of the Company were as follows:

Name	Date of Appointment	Positions
Dominick Sartorio	June 7, 2011	Executive Chairman
Louis Resweber	March 18, 2016	Chief Executive Officer and Director
Christopher Amandola	June 8, 2011	President and Director
Anthony Urbano	June 6, 2011	Chief Financial Officer and Director
Marc Pergament	August 13, 2012	Director

Biographies

The following are brief biographies of the officers and directors:

Dominick Sartorio, Age 50, from 2015 to present served as Executive Chairman of the Board and from 2011 to 2015 served as Chief Executive Officer of Millennium Healthcare Inc. From 2010 to 2011 Mr. Sartorio served as Chief executive Officer of Millennium Healthcare Solutions Inc. From 2008 until 2010 Mr. Sartorio served as Director of New Business for a Wall Street management consulting firm creating and implementing initiatives for client companies’ worth up to $550 million in annual sales. During this tenure, Mr. Sartorio was placed as acting CEO of a global technology firm, directing the research and development process, patent approval, product launch, and the negotiation of sales agreements. Prior, Mr. Sartorio co-founded a manufacturing and distribution company maintaining global reach in numerous industries such as medical, chemical and emerging technology markets. Mr. Sartorio has attended the Bachelor of Sciences Program at Farmingdale University. He also has earned an Associates in Electronic Engineering from The Wilson Technological Institute and holds various Certificates in Strategic Sales and Marketing.

Louis Resweber, Age 54, from March 2016 to present, Mr. Resweber served as Chief Executive Officer of Millennium Healthcare Inc. Mr. Resweber brings over 25 years of experience in corporate management, including serving as an officer or board member to numerous NYSE and NASDAQ listed public companies. Prior to joining Millennium, he recently served as COO of ESP PetroChemicals, Inc. and as Managing Director of LJR Security Services and LJR Capital Management LLC. Previously, Mr. Resweber served as Chairman, President and CEO of Pelican Security Network, which he built from a start-up into the 36th largest provider of electronic security in the nation, in an industry with more than 14,000 licensed participants. Prior to that, he was Chairman of Westmark Group Holdings where he completed the company's reorganization as a nationwide financial services concern. As President and CEO of Network Acquisition Corp., a telecommunications company, he engineered a series of 17 successful mergers and acquisitions, helping to convert the company into the fastest-growing participant in its industry. As Senior Vice President, Capital Markets for United Companies Financial, he was instrumental in developing a capitalization program that helped push its stock from $16 to $132 per share, making it the top growth stock in any industry on any exchange at that time. Beginning his career in the energy sector, Mr. Resweber served as Vice President of Arkla Energy (now NRG / Reliant Energy) in Shreveport, LA; as Vice President of Entex Gas (now CenterPoint Energy) in Houston, TX; and as Manager of Celeron Oil & Gas (now Plains / All American Pipeline) in Santa Barbara, CA, which ultimately merged with Goodyear Tire & Rubber to build the nation's longest pipeline, twice as long as the famous Alaskan Pipeline. A cum laude graduate of the University of Louisiana in Lafayette, Resweber is active in his community and has served on the Boards of Directors of a number of other companies and business associations.

Christopher Amandola, Age 44 has more than 15 years of professional sales, sales management, senior management and entrepreneurial experience in the medical device arena. From 2011 to Present Mr. Amandola has served as President of Millennium Health Care Inc. From 2010 to 2011, Mr. Amandola served as President at Millennium Health Care Solutions Inc. Prior to joining Millennium Health Care Solutions, Mr. Amandola held territory sales management positions at Smith & Nephew Inc. from 2009 to 2010 Prior, Mr. Amandola has held positions at medical device companies including C.R. Bard Inc., Boston Scientific Corporation and Edwards Lice Sciences Inc. Mr. Amandola has experience and extensive knowledge in fields of Peripheral Vascular, Coronary, Gastroenterology, Wound Care and Infection Control. Mr. Amandola has earned a Bachelor of Arts degree from Western Connecticut State University.

Anthony Urbano, Age 46, has over 18 years of forensic and financial accounting, finance, administration, operational, sales/marketing budgets and projections, advisory and managerial experience in entrepreneurial and high-growth companies. His experience comes from a variety of industries including, manufacturing, distribution, small cap/start-ups, financial markets and financial data reporting, automotive, technology and media/entertainment. From 2011 to Present, Mr. Urbano has served as Chief Financial Officer for Millennium Healthcare Inc. From 2010 to 2011 Mr. Urbano has served as Chief Financial Officer for Millennium Healthcare Solutions Inc. Mr. Urbano has served as Managing Partner for a private management consulting firm specializing in creating and implementing capital raises, refinancing, restructuring and turnaround initiatives from 2008 to 2010. Prior, Mr. Urbano led the finance and administration initiatives for a highly successful manufacturing and distribution company maintaining a global presence in numerous industries such as medical, chemical and emerging technology markets. Mr. Urbano has provided strong executive leadership for companies including the management and direction of cash/profitability forecasting activities, budgeting, implementation of financial reporting structures, financial analyses, evaluation and recommendations of company information systems, sales and marketing initiatives, audit support, infrastructures, traditional and alternative financing, information technology, cost and debt reduction initiatives, restructuring and strategic planning. Mr. Urbano also has extensive experience in managing reporting, compliance and issue resolutions for government and regulatory bodies. He also has executed the planning, design and implementation of complete human resource/employee benefit and retirement initiatives, information technology infrastructures and corporate/commercial risk management. Mr. Urbano has earned a Bachelor of Science degree, Magna Cum Laude, from St. John’s University – College of Business Administration.

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

Board Meetings

The Board of Directors met one time during the fiscal year of 2015.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we, to the best of our knowledge, believe that, with respect to the fiscal year ended December 31, 2015, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following table sets forth for the two years ended December 31, 2015 and 2014 the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer and the Company’s other most highly compensated executive officers whose total compensation during the year ended December 31, 2015 and 2014 exceeded $100,000. Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Incentive Compensation ($) (1)	Option Awards ($) (2)	Total $
Dominick Sartorio	2015	330,000	412,500	0	0	742,500
	2014	360,000	450,000	0	0	810,000
Christopher Amandola	2015	180,000	0	0	0	180,000
	2014	180,000	0	0	0	180,000
Anthony Urbano	2015	220,000	55,000	0	0	275,000
	2014	220,000	55,000	0	0	275,000
David Perry	2015	0	0	0	0	0
	2014	180,000	0	0	0	180,000
Marc Pergament	2015	0	0	0	0	0
	2014	0	0	0	0	0

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

On March 18, 2016, the Company and Louis Resweber entered into a guaranteed employment agreement (the “Resweber Employment Agreement”), whereby Mr. Resweber agreed to serve as the Chief Executive Officer of the Company, in consideration for an annual base salary of $264,000, a minimum annual bonus opportunity of no less than 125% of his base salary of which such bonus objectives are to be determined by the Board of Directors and equity compensation of convertible preferred shares equal to a post reverse split conversion of 20% of the then outstanding common stock. Additionally, under the terms of the Resweber Employment Agreement, Mr. Resweber shall be entitled to a monthly automobile allowance amount of $1,200. The term of the Resweber Employment Agreement commences on March 18, 2016 and ends March 1, 2021, unless terminated early under certain terms as defined by the Resweber Employment Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 4, 2016, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

	Number of Shares Beneficially Owned	Percentage of Outstanding shares owned
Dominick Sartorio	0	0%
Louis Resweber	0	0%
Christopher Amandola	0	0%
Anthony Urbano	360,000	0.03%*
Marc Pergament	2,250,000	0.18%
All directors and executive officers as a group (5 persons)	2,610,000	0.21%

*Less than 1%

(1)

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 4, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 4, 2016 (1,271,629,101), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director independence and related transactions:

The Company may, from time to time, engage, consult, contract or hire family members and/or relations of current officers and/or directors of the Company. Such engagements generally are for specific roles and do not consist of any executive, officer or directorship responsibilities.

Commencing in the year ended December 31, 2013 the Company retained an entity wholly owned by the spouse of the Chief Executive Officer of the Company, to furnish support and administrative type consulting services and an entity wholly owned by the spouse of the Chief Financial Officer of the Company, to furnish bookkeeping/accounting, support and administrative type consulting services. For the year ending December 31, 2015 consulting expenses accrued but unpaid related to these services were $60,000 and $20,000, respectively, and for the year ending December 31, 2014 consulting expenses related to these services were $150,000 and $37,500, respectively. The services provided by either consultant did not consist of any executive, officer or directorship responsibilities and as of June 2015, both consultants have been disengaged by the Company and are no longer providing services to the Company.

In February 2015, the Company sold a $170,000 Promissory Note to a relative of the Chief Executive Officer of the Company. The note has a maturity of one year and interest on the note is fixed at 10% per annum and was in default. During January 2016, the Company negotiated and completed a settlement, full satisfaction and release of the promissory note. The note and all accrued interest and penalties were settled with the holder for 3,213,300,000 shares of common stock and three future cash payments totaling $170,000.

Item 14.	Principal Accounting Fees and Services

We were billed by KBL, LLP, an independent public accounting firm, for the following professional services they performed for us during fiscal years ended December 31, 2015 and 2014 and Paritz & Company PA, an independent public accounting firm, for the professional services they performed for us during fiscal years ended December 31, 2015 and 2014 as set forth in the table below:

	Fiscal year ended December 31,
	2015	2014
Audit fees	$144,500	$123,400
Audit-related fees	2,500	5,000
Tax fees	6,500	4,950
All other fees	-	-
Total	$153,500	$133,350

The Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV [UPDATES – new agreements? If so which ones? Do we keep same ones in from 2014 as listed below?]

Item 15.	Exhibits, Financial Statement Schedules

The following documents are included as exhibits to this report.

Exhibit	Title of Document
No.
3.1	Certificate of Incorporation dated July 27, 1994 (Incorporated by reference to Exhibit 3.1 to Form 10 filed on December 6, 2013)
3.2	Certificate of Correct dated July 28, 1994 (Incorporated by reference to Exhibit 3.2 to Form 10 filed on December 6, 2013)
3.3	Certificate of Amendment of Certificate of Incorporation dated July 11, 2000 (Incorporated by reference to Exhibit 3.3 to Form 10 filed on December 6, 2013)
3.4	Certificate of Amendment of Certificate of Incorporation dated December 18, 2002 (Incorporated by reference to Exhibit 3.4 to Form 10 filed on December 6, 2013)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation dated April 1, 2003 (Incorporated by reference to Exhibit 3.5 to Form 10 filed on December 6, 2013)
3.6	Certificate of Amendment of Certificate of Incorporation dated June 24, 2004 (Incorporated by reference to Exhibit 3.6 to Form 10 filed on December 6, 2013)
3.7	Certificate of Amendment of Certificate of Incorporation dated July 15, 2008 (Incorporated by reference to Exhibit 3.7 to Form 10 filed on December 6, 2013)
3.8	Certificate of Amendment of Certificate of Incorporation dated July 9, 2010 (Incorporated by reference to Exhibit 3.8 to Form 10 filed on December 6, 2013)
3.9	Certificate of Amendment of Certificate of Incorporation dated December 28, 2010 (Incorporated by reference to Exhibit 3.9 to Form 10 filed on December 6, 2013)
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

We have audited the accompanying consolidated balance sheets of Millennium Healthcare, Inc. (the “Company”), as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year sended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Healthcare, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred operating losses for the past several years, has a working capital deficiency of $34,879,477 and a stockholders’ deficit of $34,710,427 as of December 31, 2015. In addition, during February 2016 certain promissory note holders filed a Notice of Involuntaay Bankruptcy Case seeking relief under Chapter 7 of the United States Bankruptcy Code. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
November 30, 2016

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$16,850	$112,725
Accounts receivable, net of allowance for doubtful accounts of $8,510,912 and $3,000,000 at December 31, 2015 and December 31, 2014, respectively	99,830	5,193,634
Inventory	67,400	100,000
Prepaid expenses	54,542	617,355
Total current assets	238,622	6,023,714

Fixed assets, net	286,092	789,950

OTHER ASSETS
Security deposits	-	375,595
Intangible assets, net	27,416	54,833
Total other assets	27,416	430,428

TOTAL ASSETS	$552,130	$7,244,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,585,449	$1,278,748
Current portion of notes payable, net of debt discounts of $146,667 and $220,878, and original issue discounts of $103,400 and $106,504, respectively	3,393,457	2,862,836
Derivative liability	1,609	1,061,476
Liability for common stock to be issued	23,655,904	640,100
Liability for preferred stock to be issued	441,680	3,103,800
Total current liabilities	35,078,099	8,946,960

Preferred stock	-	337,500
Notes payable, net of debt discounts of $209,726 and $-0-, and original issue discounts of $14,068 and $-0-, respectively, net of current portion	184,458	350,000

TOTAL LIABILITIES	35,262,557	9,634,460

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized
Series A Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 600,000 shares issued and outstanding, respectively	100	60
Series B Preferred stock, $0.0001 par value, 276,666 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series D Preferred stock, $0.0001 par value, 110,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series E Preferred stock, $0.0001 par value, 200,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series F Preferred stock, $0.0001 par value, 3,000,000 shares authorized, 0 and 550,000 shares issued and outstanding, respectively	-	-
Series G Preferred stock, $0.0001 par value, 100,000 shares authorized, 0 shares issued and outstanding respectively	-	-
Common stock, $0.0001 par value, 10,950,000,000 and 200,000,000 shares authorized, respectively, 728,040,377 and 128,828,942 shares issued and outstanding, respectively	72,804	12,883
Additional paid in capital	85,811,121	77,427,977
Deferred compensation	(4,093,866)	(3,453,027)
Accumulated deficit	(116,500,586)	(76,378,261)
Total stockholders' deficit	(34,710,427)	(2,390,368)

	552,130	7,244,092

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
REVENUE	$753,391	$8,340,831

OPERATING EXPENSES
Selling, general and administrative	18,683,638	29,424,426
Bad debt expense	5,516,027	3,229,222
Total operating expenses	24,199,665	32,653,648

NET LOSS BEFORE OTHER INCOME (EXPENSE) AND PREFERRED STOCK DIVIDENDS	(23,446,274)	(24,312,817)

OTHER INCOME (EXPENSE)
Interest expense	(5,909,198)	(3,075,633)
Loss on disposal of assets	(788,782)	-
Loss on extinguishment of debt	(10,824,365)	-
Gain on change in fair value of derivative liability	846,294	3,030,743
Total other income (expense)	(16,676,051)	(44,890)

NET (LOSS) BEFORE PREFERRED STOCK DIVIDNEDS	(40,122,325)	(24,357,707)

Preferred stock dividends	-	(127,902)

NET (LOSS)	$(40,122,325)	$(24,485,609)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	318,753,533	82,207,894

NET (LOSS) PER SHARE - BASIC & DILUTED	$(0.13)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2104

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,122,325)	$(24,357,707)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,762	172,017
Non-cash interest	5,909,198	718,937
Loss on extinguishment of debt	10,824,365	-
(Gain) on change in fair value of derivative	(846,294)	(3,030,743)
Loss on disposal of assets	788,782	-
Preferred stock dividend	-	127,902
Amortization of deferred compensation	4,216,178	1,335,450
Share based compensation	4,857,019	22,548,665
Provisions for doubtful accounts	5,516,027	3,229,222

Change in operating assets and liabilities
Prepaid expenses	562,813	(269,492)
Accounts receivable	(422,223)	(7,561,442)
Inventory	32,600	720,963
Accounts payable and accrued expenses	6,306,701	530,680
Total adjustments	37,924,928	18,522,159
Net cash used in operating activities	(2,197,397)	(5,835,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	(296,332)
Acquisition of fixed assets	(40,594)	(835,890)
Net cash used in investing activities	(40,594)	(1,132,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	602,866	6,229,500
Preferred dividends paid	-	(101,448)
Proceeds received from notes payable	1,743,250	4,188,218
Repayments of notes payable	(204,000)	(3,351,420)
Net cash provided by financing activities	2,142,116	6,964,850

NET DECREASE IN CASH	(95,875)	(2,920)

CASH - BEGINNING OF YEAR	112,725	115,645

CASH - END OF YEAR	$16,850	$112,725

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$11,235,863	$3,802,550
Issuance of preferred stock for liability of stock to be issued		$2,269,500
Cancellation of preferred stock for liability of stock to be issued, net	$2,662,120	$-
Derivative liability issued for debt discount	$-	$385,350
Exchange of notes payable	$250,000	$-
Conversion of notes payable into equity	$1,435,194	$-
Deferred compensation paid through issuance of common stock and liability to issue common stock	$2,166,921	$-

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Series A		Series B		Series D			Series E		Series F		Series G				Additional
	Preferred Stock		Preferred Stock		Preferred Stock			Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance - December 31, 2013	500,000	$50	-	$-			$-	129,664	$13	-	$-	-	$-	63,237,172	$6,324	$47,936,049	$(645,964)	$(51,892,652)	$(4,596,180)

Shares issued for services rendered and liability for stock to be issued	-	-	-	-			-	-						9,400,000	940	4,881,362	-	-	4,882,302

Shares issued under agreements with consultants and employees	-	-	-	-			-	-						34,125,000	3,413	14,390,588		-	14,394,001

Shares issued for cash														0	0	0			0

Deferred compensation																	(4,142,513)		(4,142,513)

Amortization of deferred compensation	-	-	-	-			-	-						-	-	-	1,335,450	-	1,335,450

Shares issued to founders	100,000	10	-	-			-	-						-	-	-	-	-	10

Shares issued in settlements	-	-	-	-	0		0	-						21,446,770	2,145	6,111,958	-	-	6,114,103

Conversion/settl ement of Series E Preferred Stock	-	-	-	-		0	0	(132,258)	(13)										(13)

Shares issued of Series E Preferred Stock for accrued dividends								2,594	0							25,935			25,935

Shares issued for note extensions														620,000	62	247,988			248,050

Issuance of warrants for services																3,834,097			3,834,097

Net loss for the year ended December 31, 2014		-	-	-			-	-						-	-	-	-	(24,485,609)	(24,485,609)

Balance - December 31, 2014	600,000	$60	0	$0	0		$0	0	$0	0	$0	0	$0	128,828,942	$12,883	$77,427,977	$(3,453,027)	$(76,378,261)	$(2,390,368)

Shares issued under agreements with consultants and employees	-	-	-	-			-	-						56,500,000	5,650	798,951		-	804,601

Shares issued for cash														8,720,000	872	149,528			150,400

Deferred compensation																	(4,857,017)		(4,857,017)

Amortization of deferred compensation	-	-	-	-	-		-										4,218,178	-	4,216,178

Shares issued to founders	400,000	40	-	-	-		-							(23,500,000)	(2,350)	2,350	-	-	40

Shares issued in settlements	-	-	-	-	-		-							409,427,051	40,943	7,109,444	-	-	7,150,387

Conversionof Notes Payable														148,064,384	14,806	313,110			327,916

Issuance of warrants for services																9,761			9,761

Net loss for the year ended December 31, 2015																		(40,122,325)	(40,122,325)

Balance - December 31, 2015	1,000,000	$100	0	$0	0		$0	0	$0	0	$0	0	$0	728,040,377	$72,804	$85,811,121	$(4,093,866)	$(116,500,586)	$(34,710,427)

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1-	ORGANIZATION AND BUSINESS DESCRIPTION

Millennium Healthcare Inc. (the “Company”), was formed in the State of Delaware on July 28, 1994 as Kirlin Holding Corp., changed its name to Zen Holding Corp. in July, 2008 and to Millennium Healthcare, Inc. on June 16, 2011.

The Company has currently re-launched its medical equipment and device business. In connection therewith the Company seeks to enter into various agreements to become the nationwide distributor for various medical devices mainly focused on preventative and diagnostic testing and care including an oral diagnostic biopsy test and a heart health test and assessment device.

The Company also provides physician practice administration and support with a current focus on physician practices specializing in cardiovascular and vascular procedures and provides support and services specializing in medical procedure billing and collections, medical procedure coding, call and message management, and emergency dispatch.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the past several years, has a working capital deficiency of $34,839,477 and a stockholders’ deficit of $34,710.427 as of December 31, 2015. In addition, during February 2016, certain promissory note holders filed a Notice of Involuntary Bankruptcy Case in the United States Bankruptcy Court Eastern District of New York against the Company seeking relief under Chapter 7 of the United States Bankruptcy Code. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company intends to support its established distribution channels as well as introduce new sales partnerships throughout the coming years. In addition to increasing sales of existing product offerings, the Company intends to research, develop and introduce new products, technologies and services.

The Company will continue with product placement and support efforts through existing networks and channels, attempting the establishment of a core foundation and penetration for the re-launch of existing products, and anticipates on building upon that foundation and further enhancing and expanding upon products offered and networks serviced, focusing on the evaluation, implementation and placement of new products and technology through new distribution channels, partners and strategic alliances. The Company also continues its capital raising efforts with increased exposure and awareness through more formalized investor and public relations, communications, roadshows and the engaging of professional firms.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

The Company has performed a review of its material tax positions. During the years ended December 31, 2015 and 2014, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits. The Company’s tax returns for the years ended December 31, 2012 to 2015 are open for audit by the respective tax authorities.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Revenue Recognition

Sales of medical devises are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price to the buyer is fixed or determinable, and collectability is reasonably assured. Healthcare support, management and administration services rendered to healthcare centers and physician practices are recognized when the services have been rendered.

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
DECEMBER 31, 2015 AND 2014

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

Liability For Stock To Be Issued

The Company enters into agreements for the issuance of common and preferred stock for cash and services. When the shares have not been issued the Company records the amounts as liability for stock to be issued. For cash transactions the Company records the liability for the amount of cash received and for services the Company records the transaction in accordance with ASC 845 Nonmonetary transactions whereby the services are valued based on the fair value of the services or the equity instruments to be issued, whichever is more clearly evident, as of the measurement date.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of December 31, 2015 and for the years ended December 31, 2015 and 2014, the Company operated in three segments as well as separately identifying the corporate overhead costs. The segments are as follows: Coding – this includes the coding, billing and telecommunications services of the Company; Vascular – this includes all vascular physician practice administration and support services; and Devices – this includes all services related to the medical device and equipment segment.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The Company’s chief financial officer reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance.

December 31, 2015	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$-	$51,295	$702,096	$-	$753,391

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	5,343	4,856,866	2,060,525	17,097,169	24,019,903
Depreciation and Amortization	-	126,653	30,698	22,411	179,762
Other (Income) Expense	-	399,844	24,925	16,251,282	16,676,051

Assets
Fixed Assets	$-	$277,749	$-	$8,343	$286,092
Intangible Assets	-	-	27,416	-	27,416

December 31, 2014	Coding	Device	Vascular	Corporate	Total

Segmented Operating Revenues	$3,596	$6,299,660	$2,037,575	$-	$8,340,831

Total Operating Expenses excluding Depreciation and Amortization, and Other (Income) Expense	3,773	3,094,656	2,372,134	27,003,596	32,474,159
Depreciation and Amortization	-	119,673	34,744	25,072	179,489
Other (Income) Expense	-	-	-	44,890	44,890

Assets
Fixed Assets	$-	$739,974	$10,440	$39,536	$789,950
Intangible Assets	-	-	54,833	-	54,833

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2015 and 2014 were as follows:

	Lives (Years)	December 31,	December 31,
		2015	2014
Computer equipment	5	$53,422	$53,422
Vasoscan equipment		312,808	798,601
Software	3	34,180	34,180
Telephone	5	1,400	1,400
Furniture and fixtures	5	-	125,565
		401,810	1,013,168
Less: accumulated depreciation		115,718	223,218
Fixed assets, net		$286,092	$789,950

Depreciation expense charged to operations was $152,345 and $172,017 for the years ended December 31, 2015 and 2014, respectively.

NOTE 4-	INTANGIBLE ASSETS (exclusive of goodwill)

Intangible assets as of December 31, 2015 and 2014 were as follows:

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	Estimated
	Useful	December 31,	December 31,
	Lives (Years)	2015	2014
Customer Lists	3	82,250	82,250
		82,250	82,250
Less: accumulated amortization		(54,834)	(27,417)

Intangible assets, net		$27,416	$54,833

Amortization expense charged to operations was $27,417 and $27,417 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5-	PREFERRED STOCK - SERIES F AND SERIES G

During 2015, the Company entered into Satisfaction Agreements and Releases with various Series F holders in which 700,000 shares of Series F preferred stock (which were not yet issued and recorded as a liability) were surrendered and exchanged for 2,840,000 shares of the Company’s common stock. Further, 240,000 of these common shares were issued and 2,600,000 shares valued at $390,000 were recorded as a liability for common stock to be issued.

During 2015, the Company entered into a Satisfaction Agreement and Release with a Series G holder in which 75 shares of Series G preferred stock (which were not yet issued and recorded as a liability) were surrendered and exchanged for 300,000 shares of the Company’s common stock.

In June 2015, the Company entered into a unified Satisfaction Agreement and Release with various Series F and Series G holders in which 2,300,000 shares of Series F preferred stock and 4,775 shares of Series G preferred stock (which were not yet issued and recorded as a liability) were surrendered and exchanged for shares of the Company’s common stock. The terms of the Agreement call for a 10,500,000 block of common shares at settlement and for common stock “true-up” blocks issuable under certain terms over 36 months until the common stock issued has reached a total realized cash value of $18,000,000. As a result, 10,500,000 shares of common stock for the initial block were valued at $420,000 and recorded as a liability for stock to be issued and 100,000,000 shares of common stock in reserve were valued at $4,000,000 and also recorded as a liability for stock to be issued.

In September 2015, the Company entered into Global Settlement Agreements with various promissory note holders in which $721,000 in the aggregate of remaining outstanding note balances were settled and satisfied for shares of the Company’s common and Series G preferred stock. As a result, 636 shares of Series G preferred stock were valued at $0.06 and recorded as a liability for stock to be issued.

In October 2015, the Company entered into Global Settlement Agreements with various promissory note holders in which $25,000 in the aggregate of remaining outstanding note balances were settled and satisfied for shares of the Company’s common and Series G preferred stock. As a result, 23 shares of Series G preferred stock were valued at $0.002 and recorded as a liability for stock to be issued.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6-	NOTES PAYABLE, PREFERRED AND COMMON STOCK, AND WARRANTS

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

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

In December 2014, the Company entered into a short term $205,000 Promissory Note with an entity. The note has a maturity of one year and interest on the note is fixed at 10% per annum. During January 2015, the Company made total repayments of $114,000 on the note. Certain portions of the note have been assigned under similar terms by the Holder. During September 2015, the note and any accrued interest were settled with the Holder for 48 shares of preferred stock – Series G and with the Holder and all assignees combined for 2,450,000,000 shares of common stock. During January 2016 the settlement with the holder was amended to 42 shares of preferred stock – Series G.

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

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

In January 2015, the Company issued a promissory note of $300,000 with 300,000 shares of Common Stock to be issued pursuant to a private placement. The note matures in 36 months and bears interest at 12% per annum, payable quarterly in arrears. In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company. The Company paid $30,000 to the placement agent during February 2015.

In January 2015, the Company sold a $220,000 Promissory Note to an unrelated individual. The note has a maturity of one year and bears interest at 10% per annum. During September 2015, the note and any accrued interest were settled as part of a global settlement, satisfaction and release with the Holder.

In February 2015, the Company sold a $170,000 Promissory Note to a related individual. The note has a maturity of one year and bears interest at 10% per annum. In May 2015 the holder issued a notice of default to the Company and certain default provisions of the note were triggered. In June 2015 the holder issued an extension letter to the Company extending the due date to June 30, 2015. In July 2015, the holder further issued another extension letter to the Company extending the defaulted note with additional default provisions to December 31, 2015. The Note has been settled for cash and common shares during Jan 2016. See Note 13 for settlement details.

In February 2015, the Company sold Promissory Notes totaling $142,000 as a result of private placements. These notes mature in 36 months and bears interest at 12% per annum payable quarterly in arrears. In addition, the Company agreed to pay to the placement agent a fee of 10% of the aggregate purchase price received by the Company and a warrant equal to 10% of the aggregate number of shares issued in the offering. The Company paid fees of $14,200 in cash and 14,200 warrants to the placement agent during 2015.

In May 2015, the Company sold a $160,000 Promissory Note which has a maturity date of January 29, 2016 and bears interest at 10% per annum and is currently in default.

During December 2015, the Company sold Promissory Notes to various individuals and entities for an aggregate principal amount of $81,250 along with 4,062,500,000 shares of the Company’s common stock. These notes mature in 36 months and bear interest at 12% per annum payable quarterly in arrears.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

During December 2015, the Company sold Promissory Notes to various individuals totaling $20,001. These notes mature in 36 months and bear interest at 10% per annum.

Promissory Notes - Convertible

The Company sold a convertible promissory note to an unrelated entity on November 10, 2014 for $440,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. In May 2015, the Company received a notice of default from the holder. During October 2015, the note and any accrued interest were packaged along with an additional defaulted convertible note and were assigned to an unrelated entity as a new senior secured original issue discount convertible promissory note.

The Company sold a convertible promissory note to an unrelated entity on November 10, 2014 for $660,000. The note has a term of six months and accrues interest at 18% per annum. At any time during the term, the holder may convert the outstanding balance into common shares at a fixed conversion price of $1.00 per share. In June 2015, the Company received a notice of default from the holder. During October 2015, the note and any accrued interest were packaged along with an additional defaulted convertible note and were assigned to an unrelated entity as a new senior secured original issue discount convertible promissory note.

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

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

During October 2015, the Company issued an original issue discount note to an entity in the principal amount of $55,000 along with 62,500,000 shares of the Company’s common stock. The OID Note matures in 12 months and was issued at an original issue discount of $50,000. No regularly scheduled interest payments shall be made on the OID Note.

During November 2015, the Company issued an original issue discount note to an individual in the principal amount of $66,000 along with 75,000,000 shares of the Company’s common stock. The OID Note matures in 12 months and was issued at an original issue discount of $60,000. No regularly scheduled interest payments shall be made on the OID Note.

During December 2015, the Company issued an original issue discount note to an individual in the principal amount of $11,000 along with 12,500,000 shares of the Company’s common stock. The OID Note matures in 12 months and was issued at an original issue discount of $10,000. No regularly scheduled interest payments shall be made on the OID Note.

During December 2015, the Company issued original issue discount notes (“OID Notes”) to various individuals and entities for an aggregate principal amount of $44,000 along with 50,000,000 shares of the Company’s common stock. The OID Notes mature in 36 months and were issued at an original issue discount of $40,000. No regularly scheduled interest payments shall be made on the OID Notes.

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

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

On June 26, 2015, the Company sold 18% Convertible Promissory Notes in the principal amount of $560,000 (“Notes”) pursuant to a Securities Purchase Agreement (the “SPA”) for an aggregate of $500,000. The purchase was to occur in three tranches with only the first tranche of $200,000 reflecting a $24,000 note discount funded at closing.

The Note matures in 12 months and accrues interest at a rate of 18% per annum. No regularly scheduled interest payments shall be made on the Note. At any time upon 10 days written notice to the Holder, the Company may prepay the principal amount of the Note and any accrued and unpaid interest in an amount equal to the sum of the outstanding principal amount and interest multiplied by 120%. The Note may be converted by the Holder into the Company’s common stock at a conversion price equal to $0.02 or 60% of the lowest daily VWAP (as defined in the SPA) of the Company’s common stock.

During July 2015, the Holder converted $200,000 of the $224,000 note into 38,711,548 shares of the Company’s common stock. No subsequent tranches have closed or have been funded and no subsequent conversions have been requested or made by the Holder.

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

During July 2015, certain portions of the Exchange Note have been assigned under similar terms by the Holder. During 2015, the Exchange Note assignees have collectively converted $183,896 of the $300,000 combined assigned exchange notes into shares of the Company’s common stock. No subsequent exchanges have closed or have been funded by the Holder.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Promissory Notes – Senior Secured Original Issue Discount Convertible

During October 2015, as part of the packaging and assignment of defaulted convertible notes, the Company issued a $1,300,000 senior secured convertible promissory note to an unrelated entity. The note has an Original Issue Discount of $100,000, bears interest at 15% per annum and matures July 8, 2016. At any time during the term, the holder may convert the outstanding balance at a conversion price equal to the lower of (i) 50% discount of the lowest intra-day trading price of the 30 trading days prior to conversion or (ii) 50% discount of the lowest intra-day trading price of the 20 trading days immediately prior to note execution (and as further defined in the note) into the Company’s common stock. Any default on the note (as defined by the note) will increase the conversion discount to 55%. The obligations under the note are secured by an unconditional first priority security interest in and to any and all property (as defined by the note) of the Company.

During November 2015, the holder converted $6,902 of principal and interest into 34,813,000 shares of the Company’s common stock and recorded as a liability for stock to be issued.

Preferred Stock

The Company has amended its certificate of designation to authorize the issuance of 6 separate series of preferred stock.

The Series A Preferred Stock shares are non-convertible, and have super voting rights of 200 to 1 versus the Common Stock. In June 2011, 100,000 shares of Series A Preferred Stock were issued to the principal owners of Millennium Healthcare Solutions Inc. upon the acquisition of the net assets of that company. In January 2012, the Company issued 100,000 shares, in December 2013, the Company issued 300,000 shares, in July 2014 the Company issued 100,000 shares and in March 2015 the Company issued 400,000 shares of Series A Preferred Stock to senior management of the Company. Each share of this preferred has 200 votes in matters where shareholder votes are required. These shares are not convertible and are not transferable and, accordingly, management has attributed a nominal value to these shares (see Note 11).

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

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The Series B Preferred Stock is convertible into shares of common stock for each preferred share at a conversion price of $1.50 at any time on or after January 1, 2012, as well as providing for a quarterly dividend of 8% per annum commencing July 1, 2012.

Series B Preferred Stock shall rank: (i) junior to the Company’s Series A Preferred Stock and any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series B Preferred Stock (collectively, “Senior Securities”); (ii) senior to all the Company’s Common Stock (“Common Stock”); (iii) senior to any class or series of capital stock of the Company hereafter created not specifically ranking by its terms senior to or on parity with the Series B Preferred Stock (collectively, with the Common Stock, “Junior Securities”); and (iv) on parity with any class or series of capital stock of the Company specifically ranking by its terms on parity with the Series B Preferred Stock (“Parity Securities”) in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (all such distributions being referred to collectively as “Distributions”).

There are no Series B Preferred shares issued or outstanding nor any dividends accrued or payable.

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

During November 2014, the Company entered into a series of settlement agreements with all holders of the Series E Preferred Stock. As a result, a final dividend payment of $75,000 was made, 8,596,770 common shares were issued in conversion and 5,000,000 common shares were issued in settlement. There are no Series E Preferred shares issued or outstanding nor any dividends accrued or payable.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The Series F Preferred Stock (“Series F”) provides for a quarterly dividend of 10% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and is payable on a quarterly basis, beginning after two quarters following the issue date. Holders are not entitled to receive any dividend from the Company after they have received an aggregate of $1.20 per share. Once holders receive an aggregate of $1.20 for each share held, all Series F shall expire and/or be redeemable for $1.

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

See Note 5 for various settlements.

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
DECEMBER 31, 2015 AND 2014

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

The Company sold 418 units and raised $418,000 under a private placement through December 31, 2015. Each unit for this private placement consisted of one thousand shares of common stock and one share of Series G. As a result, 418 shares of Series G were to be issued, were valued at $397,580 and recorded as a liability for stock to be issued.

See Note 5 for various settlements.

Common Stock

In April 2015, the Company filed a certificate of amendment with the Secretary of State of Delaware to increase the authorized common shares to 350,000,000 shares.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The Company issued 56,500,000 shares of common stock for consulting and other services during the year ended December 31, 2015.

The Company entered into satisfaction, exchange and release agreements with certain Preferred Stock holders, in which the holders exchanged respective shares held of the Company’s Preferred Stock for shares of the Company’s common stock totaling 2,840,000 shares during the twelve months ended December 31, 2015.

The Company entered into satisfaction and release agreements with certain warrant holders, in which the holders exchanged respective warrants held for shares of the Company’s common stock totaling 176,100,299 shares during the twelve months ended December 31, 2015.

The Company entered into satisfaction and release agreements with certain note holders, in which the holders exchanged respective promissory notes held for shares of the Company’s common stock totaling 224,500,000 shares during the twelve months ended December 31, 2015.

The Company entered into various settlement and release agreements with certain placement agents and others in which the agents and other parties received 5,986,752 shares of the Company’s common stock as full settlement for any disputes during the twelve months ended December 31, 2015.

The Company authorized and approved the return and cancellation of an aggregate of 24,000,000 shares of common stock held by certain officers and directors of the Company and the issuance of three-year warrants to purchase 30,000,000 shares of common stock. The warrants may be exercised on a cashless basis and contain other customary terms (see Note 11).

The Company issued in the aggregate 148,064,384 shares of common stock as a result of certain note holders converting certain convertible promissory notes into the Company’s common stock in accordance to the terms of the respective notes.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The Company issued in the aggregate 8,720,000 shares of common stock as a result of certain private placement agreements during the twelve months ended December 31, 2015.

The Company considered the settlements and conversions of debt referred to in Note 5 and above as extinguishments of debt in accordance with ASC 405. The Company recorded the difference between the reacquisition price and the net carrying amount of the debt being extinguished as a loss on extinguishment of debt on the accompanying statement of operations.

Warrants

During the year ended December 31, 2014, the Company settled and cancelled 8,300,000 warrants at exercise prices ranging from $.50 to $1.00 per share. During the twelve months ending December 31, 2014, the Company issued 17,688,236 warrants at exercise prices ranging from $.13 to $3.00 per share. All of the warrants are vested and remain outstanding. The warrants have a weighted average price of $.12.

Consultant warrants provided for services to be rendered for one year. The Company issued 1,700,000 consultant warrants and cancelled 500,000 consultant warrants during 2014. Such warrants vested over one year.

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

The Company agreed to pay the placement agent of a private placement a fee of warrants equal to 10% of the aggregate number of shares issued in the offering. As a result, the Company issued 14,200 five-year warrants at an exercise price of $0.08 to the placement agent during 2015.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The Company entered into a series of satisfaction agreements and releases with various holders of the Company’s warrants during 2015, pursuant to which holders exchanged warrants to purchase an aggregate of 1,560,000 shares of the Company’s common stock with exercise prices ranging from $.50 to $3.00 for an aggregate of 222,450,000 shares of the Company’s common stock.

As a result of the Company entering into certain promissory note assignment agreements, during July 2015 the Company entered into various amendment agreements with these former note holders for their existing warrants. As a result, the Company amended 607,843 warrants in the aggregate to an exercise price of $.10 along with certain other restated terms and amendments to the original agreements.

As of December 31, 2015 there were 17,602,436 warrants outstanding.

The Company used the black-scholes method to value the warrants, with the following inputs: volatility 464.80%; quarterly dividend percentage 0%; and discount rate of 0.95% .

NOTE 7-	INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Years	Ended
	December 31,	December 31,
	2015	2014

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	-0.8%	-0.8%
Change in valuation allowance	40.8%	40.8%
Income Tax provision (benefit)	0.0%	0.0%

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The benefit for income tax is summarized as follows:

	Years Ended
	December 31,	December 31,
	2015	2014

Federal:
Current	$-	$-
Deferred	(11,993,000)	(9,023,000)
State:
Current
Deferred	(2,116,000)
Change in valuation allowance	14,109,000	9,023,000
Income Tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2015 and December 31, 2014 are as follows:

	December	December
	31, 2015	31, 2014

Deferred Tax Assets
Net operating losses	$45,142,000	$15,599,000

Deferred Tax Liabilities
Impairment	$-	$1,618,000
Allowance for doubtful accounts	2,978,000	1,200,000
	2,206,000	2,818,000

Net deferred tax asset	42,164,000	12,781,000
Less: Valuation allowance	(42,164,000)	(12,781,000)
	$-	$-

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

As of December 31, 2015, the Company had approximately $71,000,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2030. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 8-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	Level 1	Level 2	Level 3	Total
Cash	$16,850	$-	$-	$16,850

Total assets	$16,850	$-	$-	$16,850

Notes payable, net of debt discount and OID	$-	$-	$3,577,915	$3,577,915

Embedded conversion feature and derivative liability	$-	$-	$1,609	$1,609

Total liabilities	$-	$-	$3,579,524	$3,579,524

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash	$112,725	$-	$-	$112,725

Total assets	$112,725	$-	$-	$112,725

Notes payable, net of debt discount and OID	$-	$-	$3,212,836	$3,212,836

Embedded conversion feature and derivative liability	$-	$-	$1,061,476	$1,061,476

Total liabilities	$-	$-	$4,274,312	$4,274,312

	For the Year	For the Year
	Ended	Ended
	2015	2014

Total gain/(loss) from revaluation of derivatives included in earnings:	$846,294	$3,030,743

The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

We calculated the fair value of the embedded conversion feature and derivative liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $0.0004; exercise price $0.10 to $1.00; risk free interest rate 0.95%, term of 5 years; volatility rate of 464.80%; dividend yield of 0%.

The following tables provide reconciliations of beginning and ending balances at December 31, 2015 and December 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Notes	Embedded conversion feature
	Payable	and derivative liability	Total

December 31, 2015

Beginning balance	3,212,836	1,061,476	4,274,312
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	-	(846,294)	(846,294)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	3,209,310	-	3,209,310
Sales	-	-	-
Settlements	(2,844,231)	(213,573)	(3,057,804)
Ending balance	3,577,915	1,609	3,579,524

December 31, 2014

Beginning balance	2,227,735	1,877,547	4,105,282
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses	-	-	-
included in earnings (or changes in net assets)	718,937	(3,030,743)	(2,311,806)
included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements	-	-	-
Purchases	-	-	-
Issuances	3,617,584	2,214,672	5,832,256
Sales	-	-	-
Settlements	(3,351,420)	-	(3,351,420)
Ending balance	3,212,836	1,061,476	4,274,312

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 9-	COMMITMENTS

During 2015, the Company abandoned all its leased premises. As a result, the Company accrued the future minimum amounts of $3,481,591 in the aggregate, which would be payable under the leases.

Rental expense charged to operations aggregated $513,426 and $672,565 for the twelve months ended December 31, 2015 and 2014, respectively.

In November 2015, the Company entered into a consulting agreement with a specialty global advisory company to perform certain business development, marketing, imaging and related services for the Company. The Company is to issue 100,000,000 shares of its common stock and $2,500 per quarter in arears to the consultant as compensation. As a result, 100,000,000 shares of common stock were valued at $60,000 and recorded as a liability for stock to be issued with 50,000,000 shares subsequently issued.

In December 2015, the Company entered into a joint marketing agreement, and as further amended February 2016, with an investor relations, financial media, and research firm for microcap, small-cap, and mid-cap stocks to perform certain investor relations and related programs for the Company. Compensation is stated, as amended, at $6,000 with execution for first month, the issuance of 150,000,000 shares of common stock for months 2 through 7, and then $6,000 per month starting with month 8 and going forward.

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

The Company has entered into employment agreements with additional and existing key management individuals in 2015. The agreement terms range from three years to five years and the Company is to issue certain cash bonuses for certain objectives being met and certain stock bonuses which vest over a six month to five year period to certain individuals. The unvested portion is reflected as deferred compensation, with the vested portion expensed as stock based compensation. During 2015, certain of these key management individuals were no longer employed by the Company and any deferred compensation has been fully amortized.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 10-	CREDIT RISK AND OTHER CONCENTRATIONS

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

Revenue from one customer was $450,000, which accounted for approximately 60% of the total revenues for the twelve months ended December 31, 2015 and revenue from one customer was $5,794,212 and from another was $1,800,000, which accounted for approximately 69% and 22% of the total revenues, respectively for the twelve months ended December 31, 2014.

NOTE 11-	RELATED PARTY TRANSACTIONS

In 2013 the Company retained an entity wholly owned by the spouse of the Chief Executive Officer of the Company, to furnish support and administrative consulting services and an entity wholly owned by the spouse of the Chief Financial Officer of the Company, to furnish bookkeeping/accounting support and administrative consulting services. For the year ending December 31, 2015 consulting expenses accrued but unpaid related to these services were $60,000 and $20,000, respectively, and for the year ending December 31, 2014 consulting expenses related to these services were $150,000 and $37,500, respectively. The services provided by either consultant did not consist of any executive, officer or directorship responsibilities and as of June 2015, both consultants have been disengaged by the Company and are no longer providing services to the Company.

In February 2015, the Company sold a $170,000 Promissory Note to a relative of the Chief Executive Officer of the Company. The note has a maturity of one year and interest on the note is fixed at 10% per annum and is currently in default. See Note 6 for further transaction details.

In March 2015 the Company issued 400,000 shares of Series A Preferred Stock to senior management of the company in exchange for 23,500,000 shares of common stock held by them (See Note 6).

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 12-	CONTINGENCIES

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

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

In March 2015, a notice of petition to confirm an arbitration award was filed against one of the Company’s subsidiaries (the “Subsidiary”) in the Supreme Court of the State of New York, County of Nassau (the “Petition”). The Petition (among other stipulations) included an application to confirm and enforcement of a prior arbitration award. In June, 2015 a notice of judgement for the Petition was filed against the Subsidiary ordering and granting the arbitration award of $89,720. During February 2016, a stipulation of settlement and further satisfaction of judgement was filed for $10,000 fully settling and satisfying the Petition.

In April 2015, a complaint under the Fair Labor Standards Act was filed against one of the Company’s subsidiaries (the “Subsidiary”) and certain current and former executives of the Company in the United States District Court Southern District of Florida (the “Complaint”). The Complaint (among other allegations) included seeking recovery for unpaid wages disputes and other relief by certain former employees of the Subsidiary. In September, 2015 the court approved a settlement and dismissed the case with prejudice for $150,000. The settlement remained unpaid at December 31, 2015 and as such the Company accrued $150,000 for the settlement. In March, 2016 a motion for consent judgement was filed and granted against the Subsidiary and certain current and former executives of the Company.

In October 2015, a summons and notice of motion for summary judgement in lieu of complaint in the Supreme Court of the State of New York, County of New York was filed against the Company (the “Motion”). The Motion (among other allegations) requests an order granting the plaintiffs summary judgements under various alleged notes aggregating $1,007,482 plus all additional accruing interest and costs of collection. The Motion asserts claims and alleges that the Company is in default under various promissory notes held by the plaintiffs. The Company denies these allegations and has filed an answer in response to the motion.

In October 2015, the Company received a notice of default from a holder of certain promissory notes. The notice demanded the timely satisfaction of a required quarterly interest payment under the terms of the notes. In December 2015, a summons and notice of motion for summary judgement in lieu of complaint in the Supreme Court of the State of New York, County of New York was filed against the Company (the “Motion”). The Motion (among other allegations) requests an order granting the plaintiff summary judgement under various notes aggregating $650,000 plus all additional accruing interest and costs of collection. The Motion asserts claims and alleges that the Company is in default under various promissory notes held by the plaintiff. In April 2016, a decision and order on motion was filed granting judgement against the Company.

The Company is currently in ongoing negotiations to settle certain claims regarding compensation with certain former employees.

The Company is currently in ongoing litigation to settle certain claims regarding compensation with one of its suppliers. The Company is currently in ongoing negotiations to settle such legal actions.

The Company is currently in ongoing legal proceedings to settle various claims regarding compensation with various vendors. The Company is currently in ongoing negotiations to settle such legal actions.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13-	SUBSEQUENT EVENTS

Common Stock

During January through August 2016, the Company issued in the aggregate 300,000,000 shares of common stock and is to issue 3,400,000,000 shares of common stock as a result of satisfaction and release agreements with certain holders in accordance to the terms of their respective agreements.

In March 2016, the Company issued 63,304,100 shares of common stock to a note holder pursuant to a notice of conversion.

During April 2015, the Company filed a certificate of amendment with the Secretary of State of Delaware to designate the par value of common shares at $0.00001 and to effectuate a 1,500 to 1 reverse stock split for the outstanding common shares.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Promissory Notes

During January through March 2016, the Company negotiated and completed settlements and amended settlements, full satisfactions and releases of certain promissory notes. The notes and any accrued interest and penalties were settled with the holders for 4,588,300,000 shares of common stock and $170,000 cash in the aggregate.

During April through June 2016, the Company issued promissory notes of $340,000 in the aggregate. In addition, 280,000 shares in the aggregate of post-split Common Stock are to be issued. The notes mature from 15 to 18 months and bear interest at 10% to 20% per annum. The notes also contain make whole provisions which guarantee holders 110% to 120% of the principal amount.

In July 2016, the Company issued a promissory note of $50,000 with an unrelated entity. The note matures in 6 months and bears interest at 10% per annum and post-split Common Stock equal to $150,000. The note also contains a make whole provision which guarantees the holder 110% of the principal amount.

Commitments

In February 2016, the Company entered into an amended joint marketing agreement with its’s existing investor relations firm. Compensation, as amended, at $6,000 with amendment execution for first month, the issuance of 150,000,000 shares of common stock for months 2 through 7, and then $6,000 per month starting with month 8 and going forward.

In March 2016 the Company entered into a five year employment agreement with a key executive, pursuant to which, the executive will earn an annual base salary of $264,000, plus a minimum annual bonus and other benefits.

During first quarter 2016, the Company negotiated and entered into an asset purchase and sale agreement for certain assets of one of its subsidiaries. The selling price consisted of cash, debt forgiveness and certain limited services for an aggregate value of $245,000.

MILLENNIUM HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Contingencies

During February 2016, certain promissory note holders (“Petitioning Creditors”) filed a Notice of Involuntary Bankruptcy Case in the United States Bankruptcy Court Eastern District of New York against the Company seeking relief under Chapter 7 of the United States Bankruptcy Code with respect to the Company’s indebtedness to the Petitioning Creditors. The Company believes the Notice of Involuntary Bankruptcy is grossly incorrect and wrongfully filed and is seeking negotiated settlement and dismissal.

During July 2016, the Company entered into a settlement agreement with the Petitioning Creditors in which such Notice of Involuntary Bankruptcy Case in the United States Bankruptcy Court Eastern District of New York has been dismissed. The settlement provides for an initial cash payment with additional monthly payments made with escrow deposits of shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennium Healthcare Inc.

Date: December 5, 2016	By:	/s/ Dominick Sartorio
Dominick Sartorio
Executive Chairman of the Board

Date: December 5, 2016	By:	/s/ Anthony Urbano
Anthony Urbano
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dominick Sartorio	Executive Chairman of the Board	December 5, 2016
Dominick Sartorio

/s/ Chris Amandola	President	December 5, 2016
Christopher Amandola

/s/ Anthony Urbano	Chief Financial Officer	December 5, 2016
Anthony Urbano

/s/ Louis Resweber	Chief Executive Officer	December 5, 2016
Louis Resweber